Form 10QSB
period 2002-06-30
URBANALIEN CORP
filed 2002-08-12
CIK 1172813

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)
[X]                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002
Or
[ ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-49816

                     URBANALIEN CORPORATION
           -------------------------------------------
     (Exact name of registrant as specified in its charter)

            Nevada                          88-0503197
      -----------------                  ----------------
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

   500 North Rainbow Blvd., Suite 300              89107
   ----------------------------------            --------
(Address of principal executive offices)        (Zip Code)

                         (905) 629-6651
                     -----------------------
       (Registrant's telephone number, including area code)

                               N/A
                          ------------
 (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes [X] No [ ]

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                 DURING THE PRECEDING FIVE YEARS:
    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
  15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                          Yes [ ] No [ ]

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                            17,132,500



PAGE-1-



                      URBANALIEN CORPORATION


                         Table of Contents
                                                                Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Balance Sheet                                                   3
Statement of Operations                                         4
Statement of Cash Flows                                         5
Notes to Financial Statements                                   6

Item 2. Management's Discussion and Plan of Operation           7

PART II - OTHER INFORMATION

Item 6. Exhibits                                                9

SIGNATURES                                                      10
















PAGE-2-



                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

                      URBANALIEN CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEET
                           June 30, 2002
                            (Unaudited)

                      ASSETS

Current assets
  Cash                                            $     5,960
  Accounts receivable - other                          27,263
                                                  -----------
    Total current assets                               33,223

Property and equipment, net                           905,272
                                                  -----------
                                                  $   938,495
                                                  ===========
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $   321,542
  Accrued expenses                                     44,844
                                                  -----------
    Total current liabilities                         366,386
                                                  -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000
shares                                                      -
    authorized, no shares issued and outstanding
  Common stock, $.001 par value, 20,000,000 shares
    authorized, 17,132,500 shares issued and           17,133
outstanding
Additional paid in capital                          2,002,767
Deficit accumulated during the development stage    (1,447,791)
                                                  -----------
  Total Stockholders' Equity                          572,109
                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   938,495
                                                  ===========


                  See notes to interim condensed
                       financial statements.






PAGE-3-



                      URBANALIEN CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF OPERATIONS
            For the Three and Six Months Ended June 30,
                            (Unaudited)

                     Three Months
                        Ended         Six Months Ended        Inception
                       June 30,            June 30,         through June 30,
                       -------             -------          ----------------
                    2002       2001      2002      2001         2002
                    -------    ------    -------   ------       -------
Revenues                  $        $           $       $            $
                          -        -           -       -        9,687
Cost of revenues     33,794        -      33,794       -       33,794
                    -------    ------    -------   ------       -------
Gross loss          (33,794)       -    (33,794)       -      (24,107)
                    -------    ------    -------   ------       -------
Operating
expenses:
  Consulting fees    38,706        -      61,668       -      832,340
  Professional        3,052        -      17,865       -      156,912
fees
  Management fees         -        -           -       -       92,543
  Depreciation       59,526        -     106,996       -      179,108
  Other general
and
                     61,684        -     129,187       -      164,296
Administrative      -------    ------    -------   ------       -------
                    162,968        -     315,716       -    1,425,199
                    -------    ------    -------   ------       -------
Loss from          (196,762)       -   (349,510)       -    (1,449,306)
operations

Other income          1,515                1,515                 1,515
                    -------    ------    -------   ------       -------
Net loss                   $       $           $       $    $(1,447,791)
                   (195,247)       -   (347,995)       -
                    =======    ======    =======   ======       =======
Net loss per
share:
  Basic and                $       -           $       -
diluted               (0.01)              (0.02)
                    =======    ======    =======   ======
Weighted average
shares outstanding:

  Basic and      17,132,500        -  17,132,500       -
diluted             =======    ======    =======   ======



                  See notes to interim condensed
                       financial statements.






PAGE-4-



                      URBANALIEN CORPORATION
                      STATEMENT OF CASH FLOWS
                For the Six Months Ended March 31,
                            (Unaudited)

                                                      Inception
                                                       Through
                                                         June
                                   2002       2001     30, 2002
CASH FLOWS FROM OPERATING       ----------------------------------
ACTIVITIES
Net loss                        $(347,995)      $    $(1,447,791)
                                                -
Adjustments to reconcile net
deficit
to cash used by operating
activities:
Depreciation and amortization     106,996       -       179,108
Common stock issued for                 -       -       699,367
services
Net change in:
  Accounts receivable            (14,054)       -      (27,263)
  Accounts payable                120,676       -       321,542
  Accrued expenses               (39,844)       -        44,844
                                ----------------------------------

CASH FLOWS USED IN OPERATING     (174,221)      -     (230,193)
ACTIVITIES

CASH FLOWS FROM INVESTING
ACTIVITIES
Capital expenditures             (146,646)      -     (237,847)
                                ----------------------------------

CASH FLOWS FROM FINANCING
ACTIVITIES
Issuance of common stock          324,000       -       474,000
                                ----------------------------------
NET INCREASE (DECREASE) IN CASH     3,133       -         5,960
Cash, beg. of period                2,827       -             -
                                ----------------------------------
Cash, end of period                     $       $             $
                                    5,960       -         5,960
                                ==================================
SUPPLEMENTAL CASH FLOW
INFORMATION
  Interest paid                         $       $             $
                                        -       -             -
  Income taxes paid                     $       $             $
                                        -       -             -

NON-CASH TRANSACTIONS
  Acquisition of assets for
common
    Stock                               $       $             $
                                        -       -       846,533


                  See notes to interim condensed
                       financial statements.






PAGE-5-



                      URBANALIEN CORPORATION
                 NOTES TO THE FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Urbanalien Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-SB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2001 as reported in Form 10-SB, have been omitted.


















PAGE-6-



       Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

     This Quarterly Report contains forward-looking statements about Urbanalien Corporation's business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Urbanalien's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

     The  safe  harbors of forward-looking statements  provided  by
Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

General

     We are engaged in the business of deploying high-speed, interactive kiosk terminals in theaters and similar public venues. We have three different models of kiosks deployed, which are connected to the Internet through a dedicated high-speed connection. Each of these kiosks has the following similar features: These kiosks have two plasma screens, one that displays full-motion, full-screen video and one that is touch-screen interactive. This bottom screen allows users, for example, to interact with Internet based content, fill in surveys, print coupons and view promotional material such as trailers.

     We will use our kiosks to provide or enable:

1. Advertising including ad serving, ad tracking and usage analysis; interactive advertising and display advertising,
2. Customer surveys, which among other things will give the film industry the equivalent of television overnight ratings,
3.   Data collection and data mining,
4.   Special national event campaigns,
5.   Demographic polling, coupons, cross promotions, and
6.   Entertainment related material.

     Our objective is to provide fully serviced, integrated, interactive media networks linking our kiosks that will support advertising, content distribution and data collection. In our initial network deployment of interactive kiosk terminals in theatres, movie-goers will view advertising supported content, film trailers, as well as interact and fill in related content surveys. In addition, the consumers can access entertainment news and print coupons for concession discounts. The kiosk terminals in the future could also be extended to dispense admission tickets for the theatres.

     We currently operate 16 kiosks in four locations. Currently, Urbanalien is at its initial deployment stage with Galaxy Entertainment, Cineplex Odeon and Famous Players theatres. We are maintaining and improving our four deployed interactive kiosk terminals at Famous Players Paramount, 259 Richmond Street, Toronto. Additionally, we deployed 12 kiosk terminals in March 2002 at Galaxy Peterborough at 420 Water Street, Peterborough, Ontario and Cineplex Odeon at Queensway Theatre, 1025 The Queensway, Toronto; Eglinton Town Centre, 1901 Eglinton Avenue East, Toronto and Mississauga Square One Cineplex, 100 City Centre Drive, Mississauga.



PAGE-7-



     We entered into a Memorandum of Understanding with Galaxy Cinemas that provides as follows:

The term will commence with a sixty day initial deployment period, with a thirty day review, beginning on March 8 2002. We will, at our sole cost and expense, design, create, install and operate two Kiosks which will be located in the lobbies of the movie theatre at the Galaxy Peterborough cinema location. Each Kiosk will be fully installed and operational within thirty calendar days following the Effective Date. Upon a satisfactory test and our meeting criteria outlined by Galaxy theaters in the future both we and Galaxy Entertainment will make efforts to enter a joint venture agreement on mutually agreed terms which shall include deployment of the our network into all Galaxy Entertainment locations.

     We also entered into a memorandum of understanding with Cineplex Odeon Cinemas which provides as follows:

The term will commence with a sixty day initial deployment period, with a thirty day review, beginning on May 3 2002. We will, at our sole cost and expense, design, create, install and operate ten Kiosks which will be located in the lobbies of the movie theatre at the agreed Cineplex Odeon Eglinton Town Centre, Queensway and Mississauga Square One cinema locations. Each kiosk will be fully installed and operational within thirty calendar days. Upon a satisfactory test and Urbanalien meeting criteria outlined by Cineplex Odeon theaters in the future, both we and Cineplex Odeon Entertainment will make efforts to enter a joint venture agreement on mutually agreed terms, which shall include deployment of the our network into all Cineplex Odeon Entertainment locations.

Results of Operations

     Since our inception on July 30, 2001, we have generated revenues of $9,687. However, we did not generate any revenues in the quarter ended June 30, 2002.

     Our operating expenses for the period ended June 30, 2002 were
$162,968.   For  the six months ended June 30, 2002, we  recognized
expenses of $315,716.

     Our net loss for the period ended June 30, 2002 was $195,247, or a net loss per share of $0.01. Additionally, we experienced a net loss of $347,995 for the year to date ended June 30, 2002. This translated into a net loss per share of $0.02 for the six months ended June 30, 2002.

Liquidity and Capital Resources

     We are a development stage company. We have conducted our operations since July 2001. We are a development stage company with limited revenues of $9,687 since our inception on July 30, 2001 through June 30, 2002. As of June 30, 2002, we had only $5,960 of current cash available. Our management believes that our current cash resources are not sufficient to satisfy our cash requirements over the next 12 months. We estimate our business needs an additional $2,000,000 cash infusion to carry it through the next 12 months. In order to become profitable, we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.

     Our ability to continue as a going concern is dependent on our ability to raise funds to implement our planned development; however we may not be able to raise sufficient funds to do so. Our independent auditors have indicated that here is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan, because we are currently operating at a substantial loss with no operating history and revenues, an investor cannot determine if we will ever become profitable.

     Net cash used in operating activities for the period from inception, July 30, 2001, to period ended June 30, 2002 was
$174,221. The cash used in operating activities was primarily attributable to our net loss. Net financing activities provided $324,000 from issuances of our common stock. Investing activities used $146,646 to finance capital expenditures.

     Cash as at June 30, 2002 amounted to $5,960. Our current assets as of June 30, 2002 of $33,223 are lower than our current liabilities of $366,386 by $360,426. We had no commitments for capital expenditures as of June 30, 2002.



PAGE-8-



                    PART II - OTHER INFORMATION

                         Item 6. Exhibits

Exhibit           Name and/or Identification of Exhibit
Number

  3         Articles of Incorporation & By-Laws
               (a) Articles of Incorporation of the Company.*
               (b) By-Laws of the Company.*

  10        Material Contracts and Agreements
               (a) Galaxy Memorandum of Understanding
               (b) Cineplex Odeon Memorandum of Understanding
               (c) Touchpoint Professional Services Agreement

* Incorporated by reference to the exhibits to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, and amendments thereto, previously filed with the Commission.

















PAGE-9-



                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                     Urbanalien Corporation
                          (Registrant)

By: /s/ Steve Billinger
-----------------------
Steve Billinger
Chief Executive Officer

  In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

     Signature               Title                  Date
    -----------             -------              -----------

/s/ Steve Billinger        President           August 12, 2002
--------------------          and
     Steve Billinger     Chief Executive
                            Officer

  /s/ Anila Ladha     Secretary, Director      August 12, 2002
-----------------             and
    Anila Ladha         Chief Financial
                            Officer

 /s/ Shamira Jaffer   Treasurer, Director      August 12, 2002
-------------------            and
   Shamira Jaffer       Chief Operating
                            Officer















PAGE-10-