Form 10QSB
period 2002-09-30
URBANALIEN CORP
filed 2002-11-15
CIK 1172813

1

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-QSB
(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2002
Or
[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________ Commission File Number: 000-49816
                     URBANALIEN CORPORATION
     (Exact name of registrant as specified in its charter)

            Nevada                          88-0503197
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)
500 North Rainbow Blvd., Suite                89107
              300                           (Zip Code)
(Address of principal executive
           offices)

                         (905) 629-6651
       (Registrant's telephone number, including area code)

                               N/A
 (Former name, former address and former fiscal year, if changed since last report)

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



PAGE -1-




                           URBANALIEN CORPORATION


                              Table of Contents
                                                                Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements                                    3
Balance Sheet                                                   4
Statement of Operations                                         5
Statement of Cash Flows                                         6
Notes to Financial Statements                                   7
Item 2. Management's Discussion and Plan of Operation           8
PART II - OTHER INFORMATION
Item 4. Controls and Procedures                                 11
Item 6. Exhibits                                                11
SIGNATURES                                                      12
CERTIFICATIONS                                                  12




PAGE -2-



                       PART I - FINANCIAL INFORMATION
                   Item 1. Unaudited Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form 10-SB previously filed with the Commission on May 13, 2002, and subsequent amendments made thereto.

     The accompanying notes are an integral part of these consolidated financial statements.




PAGE -3-




                           URBANALIEN CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET
                             September 30, 2002
                                 (Unaudited)
_____________________________________________________________
                      ASSETS

Current assets
  Cash                                                 $1,998
  Accounts receivable - other                          27,263
    Total current assets                               29,261

Property and equipment, net                           145,319

                                                     $174,580

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $358,039
  Accrued expenses                                     44,844
    Total current liabilities                         402,883

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value, 5,000,000
    shares authorized, no shares issued and
    outstanding
    Common stock, $.001 par value, 20,000,000
    shares authorized, 17,132,500 shares issued        17,133
    and outstanding
Additional paid in capital                          2,002,767
Deficit accumulated during the development stage   (2,248,203)

  Total Stockholders' Equity (Deficit)               (228,303)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $174,580
(DEFICIT)
______________________________________________________________



                       See notes to interim condensed
                            financial statements.



PAGE -4-




                           URBANALIEN CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
              For the Three and Nine Months Ended September 30,
                                 (Unaudited)
______________________________________________________________________________
                 Three Months Ended           Nine Months         Inception
                    September 30,                Ended             through
                                              September 30,      September 30,

                  2002         2001        2002          2001         2002

Revenues       $        -    $     -     $      -      $      -    $    9,687

Cost of             6,470          -       40,264             -        40,264
revenues
Gross loss         (6,470)         -      (40,264)            -       (30,577)


Operating
expenses:
  Impairment            -          -            -             -       854,063
  Consulting            -    575,000       61,668       575,000       832,340
fees
                   10,001    140,750       27,866       140,750       166,913
Professional
fees
  Management            -          -            -             -        92,543
fees
                    8,319          -       12,886             -        84,998
Depreciation
  Other
general and
                   23,612     45,229      152,799        45,228       187,908
administrativ
e
                   41,932    760,979      255,219       760,979     2,218,765


Loss from        (48,402)   (760,979)    (295,483)     (760,979)   (2,249,342)
operations

Other income        (376)                   1,139                       1,139
(expense)

Net loss      $  (48,778)  $(760,979)   $(294,344)    $(185,979)  $(2,248,203)


Net loss per
 share:
  Basic and   $    (0.00)  $   (0.05)   $   (0.02)    $   (0.05)
  diluted

Weighted average shares outstanding:

  Basic and   17,132,500  14,132,500   17,132,500    14,132,500
  diluted



                       See notes to interim condensed
                            financial statements.



PAGE -5-




                           URBANALIEN CORPORATION
                           STATEMENT OF CASH FLOWS
                   For the Nine Months Ended September 30,
                                 (Unaudited)
______________________________________________________________________
                                                          Inception
                                                           Through
                                                         September 30,
                                    2002       2001         2002
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss                         $(294,344) $(760,979)  $(2,248,203)

Adjustments to reconcile net
 deficit to cash used by
 operating activities:

  Depreciation and amortization     12,886          -        84,998
  Common stock issued for                -    575,000       699,367
   services
  Impairment                             -          -       854,063
Net change in:
  Accounts receivable - trade        9,687          -             -
  Accounts receivable - other      (23,741)         -       (27,263)
  Note receivable                        -     90,750             -
  Accounts payable                 157,179     31,106       358,039
  Accrued expenses                 (39,844)         -        44,844

CASH FLOWS USED IN OPERATING      (178,183)   (64,123)     (234,155)
 ACTIVITIES

CASH FLOWS FROM INVESTING
 ACTIVITIES
Capital expenditures              (146,646)         -      (237,847)


CASH FLOWS FROM FINANCING
ACTIVITIES
Issuance of common stock           324,000    150,000       474,000

NET INCREASE (DECREASE) IN CASH       (829)    85,877         1,998
Cash, beg. of period                 2,827          -             -
Cash, end of period                 $1,998    $85,877        $1,998

SUPPLEMENTAL CASH FLOW
 INFORMATION
  Interest paid                         $-         $-            $-
  Income taxes paid                     $-         $-            $-

NON-CASH TRANSACTIONS
  Acquisition of assets for
    common Stock                        $-   $846,533      $846,533





                       See notes to interim condensed
                            financial statements.



PAGE -6-



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




PAGE -7-



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



PAGE -8-



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

Results of Operations

     Since  our  inception  on July 30, 2001, we have generated  revenues  of
$9,687.   However,  we did not generate any revenues in  the  quarters  ended
September 30, 2002 nor 2001.

     Our operating expenses for the three month period ended September 30, 2002 were $41,932. Comparatively, our operating expenses totaled $760,979 for the third quarter of 2001. Thus, our operating expenses decreased approximately 94% year-over-year. For the nine months ended September 30, 2002, we recognized expenses of $255,219, a decrease of $505,760, or 66%, from the same period in 2001 where our operating expenses were $760,979.

     Our loss from operations for the period ended September 30, 2002 was $48,402, and our net loss for the period was $48,778. For the nine months ended September 30, our loss from operations decreased from $760,979 in 2001 to $294,344 in 2002. Additionally, we experienced a net loss of $294,344 during the nine months ended September 30, 2002 as compared with a net loss of $185,979 during the same period in 2001.

Liquidity and Capital Resources

     We are a development stage company. We have conducted our operations since July 2001. We are a development stage company with limited revenues of $9,687 since our inception on July 30, 2001 through September 30, 2002. As of September 30, 2002, we had only $1,998 of current cash available. Our management believes that our current cash resources are not sufficient to satisfy our cash requirements over the next 12 months. We estimate our business needs an additional $2,000,000 cash infusion to carry it through the next 12 months. In order to become profitable, we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.

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




PAGE -9-



     Net cash used in operating activities for the period from inception, July 30, 2001, to period ended September 30, 2002 was $234,155. The cash used in operating activities was primarily attributable to our net loss of $2,248,203 since inception. During the nine months ended September 30, 2002, cash used in operating activities amounted to $178,183, an increase of 178% from cash used in operating activities of $64,123 during the nine months ended September 30, 2001.

     We  used  $146,646 of cash for investing activities to  finance  capital
expenditures  during  the  nine  months  ended  September  30,  2002.   Since
inception, we used an aggregate of $237,847 for capital expenditures.

     Cash flows from financing activities provided $324,000 from issuances of our common stock during the year to date 2002. During the year ago period, we obtained $150,000 from issuances of common stock. Since our inception, financing activities have provided $474,000 in cash.

     Cash as at September 30, 2002 amounted to $1,998. Our current assets as of September 30, 2002 of $29,261 was lower than our current liabilities of $402,883 by $373,622. As such, we may not be able to satisfy our current financial obligations without increasing sales or obtaining financing through offerings of our debt or equity securities. We had no commitments for capital expenditures as of September 30, 2002.




PAGE -10-



                         PART II - OTHER INFORMATION

                       Item 4. Controls and Procedures

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who also effectively serves as the Chief Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                  Item 6. Exhibits and Reports of Form 8-K
_____________________________________________________________
Exhibit           Name and/or Identification of Exhibit
Number


  3    Articles of Incorporation & By-Laws
          (a) Articles of Incorporation of the Company.*
          (b) By-Laws of the Company.*

  99   Certification Pursuant to Section 906 of the Sarbanes-
       Oxley Act pf 2002
_____________________________________________________________
* Incorporated by reference to the exhibits to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, and amendments thereto, previously filed with the Commission.





PAGE -11-



                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.
_____________________________________________________________________________
                     Urbanalien Corporation
                          (Registrant)

By: /s/ Steve Billinger
Steve Billinger
Chief Executive Officer

By: /s/ Anila Ladha
Anila Ladha
Chief Financial Officer
_____________________________________________________________________________
                               CERTIFICATIONS

     I, Anila Ladha, certify that:

  1. I have reviewed this quarterly report on Form 10-QSB of Urbanalien Corporation;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

  4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
     (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of September 30, 2002; and
     (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

  5.I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls (none were so noted); and
     (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls (none were so noted); and

  6.I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002

/s/ Anila Ladha
     Chief Financial Officer and Principal Accounting Officer




PAGE -12-