Form 10QSB/A
period 2002-09-30
URBANALIEN CORP
filed 2003-01-16
CIK 1172813

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-QSB/A
(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002
Or
[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-49816

                     URBANALIEN CORPORATION
               ------------------------------------
     (Exact name of registrant as specified in its charter)

            Nevada                          88-0503197
       ---------------                 --------------------
(State or other jurisdiction of   (I.R.S. Employer Identification
incorporation or organization)                 No.)

500 North Rainbow Blvd., Suite 300            89107
-----------------------------------      ----------------
(Address of principal executive             (Zip Code)
           offices)

                         (905) 629-6651
                     ------------------------
       (Registrant's telephone number, including area code)

                               N/A
                       -------------------
 (Former name, former address and former fiscal year, if changed since last report)

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




PAGE -1-




                           URBANALIEN CORPORATION


                              Table of Contents

                                                                     Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                           3
  Balance Sheet                                                        4
  Statement of Operations                                              5
  Statement of Cash Flows                                              6
  Notes to Financial Statement                                         7

Item 2. Management's Discussion and Plan of Operation                  8

PART II - OTHER INFORMATION

Item 4. Controls and Procedures                                       11

Item 6. Exhibits                                                      11

SIGNATURES                                                            12

CERTIFICATIONS                                                        12













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























PAGE -3-




                           URBANALIEN CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET
                             September 30, 2002
                                 (Unaudited)
_____________________________________________________________
                      ASSETS

Current assets
  Cash                                               $1,998
  Accounts receivable - other                        27,263
                                                  ------------
    Total current assets                             29,261

Property and equipment, net                         145,319
                                                  ------------
                                                   $174,580
                                                  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $358,039
  Accrued expenses                                   44,844
                                                  ------------
    Total current liabilities                       402,883
                                                  ============

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value, 5,000,000
    shares authorized, no shares issued and
    outstanding
    Common stock, $.001 par value, 20,000,000
    shares authorized, 17,132,500 shares issued      17,133
    and outstanding
Additional paid in capital                        2,002,767
Deficit accumulated during the
development stage                                (2,248,203)
                                                  ------------
  Total Stockholders' Equity (Deficit)             (228,303)
                                                  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $174,580
(DEFICIT)                                         ============
______________________________________________________________



                       See notes to interim condensed
                            financial statements.




PAGE -4-




                           URBANALIEN CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
              For the Three and Nine Months Ended September 30,
                                 (Unaudited)
______________________________________________________________________________
                 Three Months Ended           Nine Months        Inception
                    September 30,                Ended            through
                                              September 30,    September 30,
                  2002         2001        2002        2001         2002

Revenues       $        -    $     -     $      -      $  -    $    9,687

Cost of             6,470          -       40,264         -        40,264
revenues
Gross loss         (6,470)         -      (40,264)        -       (30,577)

Operating
expenses:
  Impairment            -          -            -         -       854,063
  Consulting            -    575,000       61,668   575,000       832,340
fees
                   10,001    140,750       27,866   140,750       166,913
Professional
fees
  Management            -          -            -         -        92,543
fees
                    8,319          -       12,886         -        84,998
Depreciation
  Other
general and
                   23,612     45,229      152,799    45,228       187,908
administrative
                   41,932    760,979      255,219   760,979     2,218,765


Loss from        (48,402)   (760,979)    (295,483) (760,979)   (2,249,342)
operations

Other income        (376)                   1,139     1,139
(expense)

Net loss      $  (48,778)  $(760,979)   $(294,344) $(185,979)  $(2,248,203)


Net loss per
 share:
  Basic and   $    (0.00)  $   (0.05)   $   (0.02)  $ (0.05)
  diluted

Weighted average shares outstanding:

  Basic and   17,132,500  14,132,500   17,132,500  14,132,500
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

Overview

We are engaged in the business of deploying high-speed, interactive kiosk terminals in theaters and similar public venues.

Our goal is to provide a fully serviced, integrated, interactive media network that will support advertising, content distribution and data collection.

Since our inception, we have devoted our activities to the following:

*    Raising capital

   From inception to date, we have raised $510,000 from the sale of 4,250,000 shares of our common stock

*    Securing infrastructure services

       On August 1st 2001, we entered into an agreement with TouchPoint Management Corporation to provide infrastructure and accounting services for a monthly fee of $14,000 until 31st December 2002. At end of term we would enter into negotiation for a continuance of these services. Touchpoint Management is located at 5180 Orbitor Drive, Mississauga,
       Ontario, Canada L4W 5L9, and provides services to Urbanalien per the service contract sent in the previously submitted 10SB filing. This property is owned by 1338917 Ontario Inc.

*    Establishing our web-site and technical services

       On July 31st 2001 we entered into an agreement with Blir to develop our web-site technical matters. Our website is currently operational.


Current Results of Operations and Financial Status

We have conducted our operations since July 2001. We have generated limited revenues of $9,687 from inception through September 30, 2002 and have incurred operating losses of ($2,248,203). Our revenues were generated from participating in a promotion for Adidas for a promotional firm, OMD/BBDO Canada at which we handed out items such as coupons, T-shirts and bags. In addition, as of June 30, 2002, we had only $1,998 of current cash available with assets exceeding our liabilities by $228,303.

July 30, 2001 to September 30, 2002


Income
Statement
-----------------------------
Revenues               9,687

Cost of               40,264
Revenues
Operating

Expenses:
Impairment           854,063

  Marketing
and Selling            6,962

  General
and                1,357,740
Administrative   ------------
TOTAL
OPERATING          2,218,765
EXPENSES         ============



Income/(loss)     (2,249,342)
before
Taxes

Other                  1,139
Income

Net               (2,248,203)
Income/(Loss)




PAGE -8-




Of our expenses, $928,883 represents business advisory and professional consulting services such as services received from Touchpoint.

The accounts receivable of $9,687 from the special promotion for BBDO was collected in the first quarter 2002. Other receivables from Bell Globemedia of $18,365 from event promotions and $8,897 from Airam Capital for our audit costs which Airam agreed to pay on our behalf have not yet been collected.

Liquidity and Capital Resources

We are a development stage company. We have conducted our operations since July 2001. We are a development stage company with limited revenues of $9,687 from inception through September 30, 2002. From our inception to September 30, 2002, we incurred operating losses of $2,248,203. In addition, as of September 30, 2002, we had only $1,998 of current cash available. Our current cash resources of $1,998 are not sufficient to satisfy our cash requirements to keep our business open over the next twelve months, only for the next approximately 3 months. In order to keep our business open with minimal operations for the next 12 months, we need an additional $35,000. In addition, we estimate our business needs an additional $2,000,000 cash infusion to implement our business plan through the next 12 months. In order to become profitable, we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.

The implementation of our business plan has been delayed and we cannot reasonably determination the future revenues from our long-lived assets and may not achieve revenues in 2003, thus management has recorded an impairment charge of $854,063.


We   have   no  viable  plans  to  overcome  our   financial
difficulties at this time.

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

Net cash used in operating activities for the period from inception, July 30, 2001 to year-ended September 30 ,2002 was $234,155. The cash used in operating activities was primarily attributable to professional management and consulting services. Net financing activities provided cash proceeds of $324,000 from the sale of our common stock under Rule 504 and an additional $150,000 from sales of our common stock under Regulation S.

Investing activities used $237,847 to finance capital expenditures, including the following:
During the period January 2002 to June 2002 we have acquired capital assets of $146,645 which comprised of 10 kiosks for Cineplex rollout for the amount of $143,915 and computer
equipment for the amount of $2,730.   During 2001 we have
acquired capital assets of 4 kiosks as demo units at a cost of $89,792, and computer equipment for the amount of $1,410. This increase was the result of our preparation for our kiosk roll out.

Cash at period ended September 30, 2002 amounted to $1,998 from date of inception July 31, 2001. Our current assets for period ended September 30, 2002 are lower than our current liabilities by $373,622. We had no commitments for capital expenditures as of September 30, 2002.



PAGE -9-




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












PAGE -10-




                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                     Urbanalien Corporation
                   ---------------------------
                          (Registrant)



By: /s/ Anila Ladha
   ---------------------
Anila Ladha
Principal Executive, Financial and Accounting Officer
_____________________________________________________________________________

                               CERTIFICATIONS

     I, Anila Ladha, as Principal Executive and Principal Financial Officer certify that:

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


Date:  January 14, 2003

/s/ Anila Ladha
--------------------------
Principal Executive Officer and Principal Accounting Officer




PAGE -11-