Form 10KSB
period 2002-12-31
URBANALIEN CORP
filed 2003-07-08
CIK 1172813

ANNUAL REPORT

                        UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                        Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the Fiscal Year Ended December 31, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


    For the Transition Period _______________ to __________________.

Commission File Number 000-49816


                        URBANALIEN CORPORATION
                  -----------------------------------
             (Name of small business issuer in its charter)

        Nevada                                      88-0503197
     -----------                           ----------------------------
   (State or other                   (I.R.S. employer identification number)
   jurisdiction of
   incorporation or
    organization)

  5180 Orbitor Drive, Mississauga, Ontario, Canada              L4W 5L9
  -------------------------------------------------            ---------
      (Address of principal executive offices)                 (Zip code)


Issuer's telephone number: (905) 629-6677

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock
Preferred Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best
of   registrant's   knowledge,  in   definitive   proxy   or
information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The  issuer's revenues for its most recent fiscal  year  was $0.







                          PAGE -cover-





As of the date of this filing, the Company's Common Stock is not trading on a national exchange.

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2002 was 18,232,500.


             DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).


Transitional Small Business Disclosure Format (Check one):
                     Yes [ ]  No [X]
























                          PAGE -i-












PART I........................................................... 3

ITEM 1.  DESCRIPTION OF BUSINESS..................................3

ITEM 2.  DESCRIPTION OF PROPERTY..................................14

ITEM 3.  LEGAL PROCEEDINGS........................................15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS..................................................15

PART II...........................................................15

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS..................................................15

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION................................................16

ITEM 7.  FINANCIAL STATEMENTS.....................................19

INDEPENDENT AUDITORS' REPORT......................................20

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE......................30

PART III..........................................................30

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
         OF THE EXCHANGE ACT......................................30

ITEM 10. EXECUTIVE COMPENSATION...................................31

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN
         SECURITY HOLDERS.........................................32

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........32

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.........................34

SIGNATURES........................................................35














                          PAGE -ii-






PART I - ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

Urbanalien, Inc. is a Nevada corporation formed in July 2001.
Since our inception, we have devoted our activities to the following:

*   Raising capital;
*   Establishing our Interactive kiosk terminals business; and
*   Developing our infrastructure.

We have never been the subject of any bankruptcy or receivership action. We have had no material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets outside the ordinary course of business.

Our original business plan has not been executed, due to lack of funds, marketing, resources and inability to enter or support revenue generating contracts. We attempted deploying high-speed, interactive kiosk terminals in theaters and similar public venues and demonstrated that they can operate successfully. We had three different models of kiosks deployed, as follows: 4 custom built kiosks which were custom designed for us. The additional two models are EP1000 and EP4000 model casings from E-Point in Scotland which are not custom designed. All the three models are
currently  running  our  Urbanalien  custom application.   All of
these kiosks have the following features: These kiosks have two plasma screens, one that displays full-motion, full-screen video and one that is touch-screen interactive. A plasma screen uses a liquid plasma rather than a traditional television tube to display the pictures. Our full motion screens have the same frame rate as television and are of the similar quality and have full-screen capability, meaning they use the full 15 inch diagonal with no framing device. Our touch screen not only shows pictures but allows a user interact with Internet based content, fill in surveys, print coupons and view promotional material such as trailers.

We had originally deployed our kiosks in three theater chains, as follows:

Galaxy Cinemas: The Memorandum of Understanding permitting initial trial installation expired. The Memorandum required us to meet the following criteria, which were met:





                          PAGE -3-





  *    Development of the software
  *    Install and operate the kiosks
  *    Provide maintenance and error corrections

Cineplex Odean: The Memorandum of Understanding permitting initial trial installation expired. The Memorandum required us to meet the following criteria, which were met:

  *    Development of the software
  *    Install and operate the kiosks
  *    Provide maintenance and error corrections

Famous Players: We initially entered into a memorandum of understanding to deploy kiosks at Famous Players, however Famous Players indicated they were not interested in entering into a formal, revenue producing agreement because their parent company objected because they had no control over the advertising features
of our kiosks.   We removed the kiosks in April 2002.

As of the date of this registration statement, all kiosks have been removed from all theater locations as our agreements with theater chains had expired and we lacked sufficient resources to keep the kiosks operational or to acquire additional kiosks for a theater roll out program. We generated no revenues from the operations of these kiosks. All kiosks are currently located in our office. We are currently developing a revised business plan as to how to deploy our kiosks in the future.

We are currently developing a revised business plan as to how to deploy our kiosks in the future. We are waiting to secure a qualification for quotation on the over the counter bulletin board before recommencing implementation of our original business plan. This process has taken much longer than anticipated which discouraged many individuals involved. Once our stock is qualified for quotation, it is our intention to hire new salespeople and additional management and redeploy the kiosks as our prior tests show that we have a viable business product for which we believe there is a market. In order to do so we need to secure $450,000. We believe that being a publicly traded SEC reporting company will facilitate our ability to raise these funds as we will have market visibility and will be subject to on-going SEC disclosure requirement. When these funds are secured, we intend to undertake the following actions to re-implement our business plan during the next 12 months:


Action Step	                    Timing in months after we secure funding
-----------------------------       ----------------------------------------
Hire 2 individuals that             1-2 months
have management experience
related to our industry who
will oversee sales and
operations.

Announce to our potential           3-4 months
clients such as theaters
that we are available for
business and would like to
implement a test run on
the viability of the
product for potential
roll-out in their market
place.

Secure kiosk placements	           4-8 months

Track and document the             8-12 months
successes of the
relaunching of our product.

Build additional Kiosks as         As needed
needed based on successes
and order flow.






                          PAGE -4-





We have conducted our operations since July 2001. We are a development stage company with limited revenues of $9,687 from inception through December 31, 2002. From our inception to December 31, 2002, we incurred operating losses of $2,301,294 from the operation of our kiosks. We have spent no funds on research and development.

We have no current revenue generating agreements with and have not entered into any revenue generating contracts or agreements, formal, informal, current or past, with any theater, sports arena or other public sites.

We operate a web-site at www.urbanalien.com which provides information about our Interactive kiosk terminals, overview of the company and our custom application features. This site may only be viewed by browsers that are Flash enabled. Our website development is currently in a general introductory stage, but has the site following features: The site employs a combination of sight and sound, digital imagery and audio, animated text and 3-D renderings to show what our kiosks look like, describe some of their features and list our contact information.

This website was developed as part of a contract with Blir, Ltd., which provided significant infrastructure development services for us in addition to website development, including:

 *    System network blueprints and documentation
 *    System reporting requirements and planning
 *    Content management analysis and planning
 *    Content distribution analysis and planning
 *    Logo design and introductory web-site
 *    Technical assistance in maintaining the website

No further services are being rendered under this agreement.
Nothing on the web-site is part of this registration statement.

We have previously had consulting agreements with the following entities to provide the following services, which agreements terminated on the following dates:

Name of Consultant         Affiliate:  Nature of Services        Termination
                            Yes/No                                  Date
------------------------------------------------------------------------------
Blir Ltd.                     No       Independent Contractor     July 31st,
                                           Agreement                2002

Touchpoint Management Corp.   Yes      Professional Services      Dec 31st,
                                           Agreement                2002







                                -5-





No consulting services are currently being provided to us by these companies or any other third parties or affiliates. We have not taken any steps to locate any comparable service providers.

We have the following consulting agreements with non-affiliates currently in place:

Consulting Services Agreement dated as of November 6, 2002 for a one year term between UrbanAlien Corporation and Scott Bleazard.

Services provided:

    A. Identifying prospective strategic partners and strategic alliances - except reverse mergers designed to take a private company public;

    B. Corporate planning, strategy and negotiations with potential strategic business partners and/or other general business consulting needs as expressed by Urbanalien;

    C.   Business development;

    D.   1934 Act filing issues;

    E.   Business strategies;

    F. Corporate imaging advertising including print, online and multimedia mediums;

    G.   Development of business compensation policies;

    H. Periodic reporting as to developments concerning the industry which may be relevant or of interest or concern to Urbanalien or Urbanalien's business;

    I.   Developing and managing Strategic Planning issues;

    J. Providing Project Management services for various non-prohibited projects;

    K.   Assisting in the management of other outsource vendors;

    L. Online content development and coordination for the Urbanalien's web presence;

    M.   Provide management consulting services including:
         analyzing historical operational performance, reviewing operational performance of Urbanalien on a monthly basis, making recommendations to enhance the operational efficiency.

    N. Consulting on alternatives to enhance operational growth of Urbanalien;

    O.   Coordinating corporate administrative activities.






                          PAGE -6-






Services previously provided:  None

Number of Shares:  300,000

Consulting Services Agreement dated as of November 6, 2002 for a one year term between UrbanAlien Corporation and Stephen Brock.

Services provided:

    A. Identifying prospective strategic partners and strategic alliances - except reverse mergers designed to take a private company public;

    B. Corporate planning, strategy and negotiations with potential strategic business partners and/or other general business consulting needs as expressed by Urbanalien;

    C.  Business development;

    D.  1934 Act filing issues;

    E.  Business strategies;

    F. Corporate imaging advertising including print, online and multimedia mediums;

    G.  Development of business compensation policies;

    H. Periodic reporting as to developments concerning the industry which may be relevant or of interest or concern to Urbanalien or Urbanalien's business;

    I.  Developing and managing Strategic Planning issues;

    J. Providing Project Management services for various non-prohibited projects;

    K.  Assisting in the management of other outsource vendors;

    L. Online content development and coordination for the Urbanalien's web presence;

    M.  Provide management consulting services including:
        analyzing historical operational performance, reviewing operational performance of Urbanalien on a monthly basis, making recommendations to enhance the operational efficiency.

    N. Consulting on alternatives to enhance operational growth of Urbanalien;

    O.  Coordinating corporate administrative activities.

Services previously provided by Mr. Brock individually:
None. However, Mr. Brock is the principal of GoPublicToday.com,Inc., which has provided and is currently providing us services.

Number of Shares:  500,000





                          PAGE -7-





Michael T. Williams, Esq. - Legal Services  300,000

SERVICES AGREEMENT dated November 6, 2002 for a six-month term by and between Urbanalien Corporation and Michael T. Williams

Services provided:  assistance in the following matters:

          - The preparation of a Forms 10K-SB, 10Q-SB, and 8-K for transactions not involving mergers or change in control
          -    The preparation of Forms 3, 4, 5, and 13D/G
          -    The preparation of 144 opinions
          - Availability to respond to general business law questions

Services previously provided: None. However, Mr. Williams is counsel to GoPublicToday.com, Inc.

Neither our articles of incorporation nor our by-laws prohibit us from changing our plan of operation to a business different than our planned interactive kiosk terminal operation.

PRINCIPAL PRODUCTS AND SERVICES

Our principal product, our kiosks, combine in a single unit, computer systems, telecommunication peripherals such as modems, and multimedia hardware. We have three different models of kiosks deployed in trial. Our kiosks are connected to the Internet through a dedicated high-speed connection.

All kiosks are currently in our office but remain fully functional using our custom application. We are currently developing a revised business plan as to how to deploy our kiosks in the future.

We believe we can use our kiosks to derive revenues in the following manner:

  *    Sale of advertising
  *    Gathering and sale of data collected from users of kiosks
  *    Customer surveys
  *    Sale of theater and other tickets
  *    Distribution of coupons

However, when our kiosks were deployed, they were not used to provide these services. They merely served as remote internet terminals in order to test our concept. As we are currently developing a revised business plan as to how to deploy our kiosks in the future, we have not developed a pricing structure for these services. In addition, we have no plans in place for how we would finance the acquisition of additional kiosks.

THE KIOSKS

Description of Kiosks:

We have the following 3 models of kiosks, all of which were used in our trials. The principal differences between the three models described below, other than cost, are in appearance only, not in features. The custom designed kiosks are much more futuristic looking as opposed to the flat panel non-custom kiosks as described below. The kiosks appearance was required due to the size of location where deployed. For example, the Famous Players theatre has a very large lobby and was very spacious. This required much larger and more futuristic designed type kiosk unit. Cineplex cinema is medium size and Galaxy is smaller theatre.

These prototype kiosks all have two screens, one that displays full-motion, full-screen video. This is essentially TV quality sound and picture. The second is touch-screen interactive. Being touch-screen interactive means the bottom screen allows users, for example, to interact with Internet based content, fill in surveys, print coupons and view promotional
material  such   as trailers.

Jetson's Unit Qty 4 -used in Famous Players Cinema for the trials.

[picture]

Indoor unit

Enclosure Materials: Fiberglass, Steel, stainless steel

Dimentions:
  *    Height: 89 1/2"
  *    Depth: 24"
  *    Width: 24 1/2"

Screens:
  *    Lower screen 15" LCD touch enabled
  *    Top screen 19" CRT

Magnetic card swipe reader
3 1/2" Receipt printer

Color: Metallic, electric -blue

Average Cost per Unit: $97,500, due to cost of custom design, and developing prototype design casing, components, sound system, mockup, project management, custom installation with fiber glass material which were manufactured with custom made molds in Canada. The total cost of these initial 4 kiosks was $ 391,027 which was paid by our founders as we lacked the financial resources at the time to make the purchase ourselves.

eP - 4000 Qty 4 - was used in Galaxy for the trials

Indoor unit

Enclosure Materials: Steel, stainless steel


Dimentions:
  *    Height: 88"  (60" with out the removable top screen)
  *    Depth: 17"
  *    Width: 26"

Base Plate Dimentions:
  *    Height: 1/2"
  *    Depth: 25 1/2"
  *    Width: 31 1/2"

Screens:
  *    Lower screen 15" LCD touch enabled
  *    Top screen 15" LCD

Magnetic card swipe reader
3 " Receipt printer

Color: Silver

Description: This is a slender unit with a curvature running the length of the enclosure. The optional physical keyboard is readily attached to the main housing to give greater flexibility. The kiosk was modified locally to add the second top screen.

Average Cost per Unit: Approximately $22,000. The total cost of the 4 eP-1000 kiosks was $89,791.66, which was paid by Touchpoint Management Corporation as we lacked the financial resources.

eP-1000 - Qty 9  was used in Cineplex cinemas for the trials

Indoor unit
Enclosure Materials: Steel, stainless steel

Dimensions:
  *    Height: 82"  (64" with out the removable top screen)
  *    Depth: 8"
  *    Width: 20"

Base Plate Dimentions:
  *    Height: 1/2"
  *    Depth: 26"
  *    Width: 25 1/2"

Screens:
  *    Lower screen 15" LCD touch enabled
  *    Top screen 15" LCD


Magnetic card swipe reader
3 " Receipt printer

Color: Silver

Description: This is a slender unit with a curvature running the length of the enclosure. The optional physical keyboard is readily attached to the main housing to give greater flexibility.

Average Cost per Unit: Approximately $16,000. Total cost of the nine eP-4000 kiosks is $143,914.72.

Touchpoint Management Corporation is a Canadian company founded in 1999, owned by Anila Ladha and Shamira Jaffer who are one of the founders of Urbanalien.

Manufacture:

The original four Jetsons kiosks were custom manufactured in Canada under the direction of
TouchPoint Management Corporation. The remaining kiosks were manufactured in Scotland by an unaffiliated third party. Currently we have no requirement to enter into further agreements with these manufacturers. We have no agreements in place with any manufacturer to secure future kiosks if and when needed.

Software Design and Development:

Our custom software provides the following features:

     * Advertising: an engine to display links to advertiser custom or existing content. A schedule to determine available ads and playback schedule.

     * Movie trailer Component: an engine to automatically scroll and playback available trailers based on theatre location.

     * Feedback: A data collection component to accumulate feedback pertaining to the device and specific content.

     * Surveys: a custom survey component to collect user data pertaining to advertisers or content providers.

     * Web Portal: a custom web browsing portal allowing the user to view and navigate permissible content.

     * Coupons: A custom coupon component prints advertisers and sponsors coupons for promotions

We own this custom application.

Our custom software currently runs on Microsoft Windows compatible to run on standard kiosk management software called Catapult. Catapult is a kiosk management Windows based software. It which provides a complete framework for kiosk networks, including the ability to modify content off-site, content management, security management, and advertising management, with secured web access monitoring.

Our custom software can also be integrated with existing kiosk management software other than Catapult.

Catapult kiosk management software is developed and owned by TouchPoint Solutions, Inc., formerly known as Catapult Technologies Corporation. Urbanalien pays a monthly fee of $150.00 per kiosk when deployed. We are not currently incurring these fees since our kiosks are not deployed at any locations. Other than this arrangement, we have no agreement with TouchPoint Solutions, Inc. or any other party to provide software design, development or consulting services.

TouchPoint Solutions, Inc. is a Delaware corporation that is in software development business. Anila Ladha and Shamira Jaffer, our current officers and directors, own 40% of the stock and hold the position of president and vice president of TouchPoint
Solutions, Inc.

Summary of asset acquisition transactions

In July 2001, Urbanalien issued total of 7,054,442 shares of common stock to Anila Ladha, Shamira Jaffer, Richard Griffiths, Edward
Hamilton, Lorin Tarr, Dan Devine and TouchPoint Management Corporation for assets. The assets were 4 custom designed and built kiosks described as the Jetson Units above, Urbanalien custom software application used by the kiosks, and a small amount of computer equipment. The 4 Jetson Unit kiosks were valued at $391,027, or approximately $97,500 each, and the software was valued at $444,356. $391,027 represents historical cost of the four interactive kiosks and is made up of the cost of development mock-up, design and constructions of the kiosks. $444,356 represents historical cost of software which runs on Urbanalien kiosks. The $11,150 of computer equipment was actual cost of the equipment. Historical cost recorded for the kiosks and software was the actual amounts paid by these founders to non-related third parties. The shares were valued at $.12 per share. The kiosks, software and computer equipment were acquired within two years of the date of
transfer.   Of the $846,533, approximately $800,000 represents amounts paid to non-affiliated third parties and related third party out of pocket costs and the remainder represents reimbursement to Mr. Richard Griffiths for time spent on software development at rates we would have paid to non-affiliated third parties. A summary of these transactions is as follows:

          ----------------------------------------
          Summary of Assets        Value of Assets
          ----------------------------------------
          Kiosks                     $  391,027.00
          CompEquip                  $   11,150.00
          Software                   $  444,356.00
                                  ----------------
                                     $  846,533.00
          ----------------------------------------

     ------------------------------------------------------------------
     Total Shares for Assets                     Shares           Value
     ------------------------------------------------------------------
     Anila Ladha                           2,209,825.00   $  265,179.00
     Shamira Jaffer                        2,209,825.00      265,179.00
     Richard Griffiths                     1,869,850.00      224,382.00
     Edward Hamilton                         552,458.00       66,295.00
     Lorne Tarr and Dan Devine                 6,942.00          833.00
     Touchpoint Management Corporation       205,542.00       24,665.00

      TOTAL                                   7,054,442   $  846,533.00
     ------------------------------------------------------------------

All shares were issued at $.12 per share.

In addition to the 4 Jetson Unit kiosks acquired for shares upon our formation, we subsequently acquired the following additional kiosks:

       * Four eP-1000 kiosks: The total cost of the 4 eP-1000 kiosks was $89,791.66, which was paid by Touchpoint Management Corporation as we lacked the financial resources at the time to make the purchase ourselves. We acquired these kiosks from Touchpoint Management Corporation for their cost of $89,791.66. This amount was paid to Touchpoint Management Corporation.

       * Nine eP-4000 kiosks: Total cost of the nine eP-4000 kiosks is $143,914.72 which was paid by Touchpoint Management Corporation as we lacked the financial resources at the time to make the purchase ourselves.
            We acquired these kiosks from Touchpoint Management Corporation for their cost of $143,914.72, which has still not been paid to Touchpoint Management Corporation.

Touchpoint Management Corporation is a Canadian company founded in 1999, owned by Anila Ladha and Shamira Jaffer who are one of the founders of Urbanalien.

Content:

As we currently have no kiosks in place, we currently have no agreements with content providers. As we are currently developing our revised business plan, we have not determined whether we or third parties will be content providers when we deploy our kiosks in the future.

Maintenance:

We have no agreements to provide maintenance as our kiosks are currently sitting in our offices.

No Existing Agreements/Understandings with Cinema Chains:

Our kiosks are currently sitting in our offices unused. They have been removed from all theater locations as we no longer had the resources to support their continued placement.

Galaxy Cinemas: The Memorandum of Understanding permitting initial trial installation expired in June 2002. The Memorandum required us to meet the following criteria, which were met:

  *    Development of the software
  *    Install and operate the kiosks
  *    Provide maintenance and error corrections

The kiosks were removed in early 2003.

Cineplex Odean: The Memorandum of Understanding permitting initial trial installation expired in August 2002. The Memorandum required us to meet the following criteria, which were met:

  *    Development of the software
  *    Install and operate the kiosks
  *    Provide maintenance and error corrections

The kiosks were removed in early 2003.

Famous Players: We initially entered into a memorandum of understanding to deploy kiosks at Famous Players, however Famous Players indicated they were not interested in entering into a formal, revenue producing agreement because their parent did not want any advertising medium over which the did not have full
content control in their theaters.   We were unwilling to provide
them with full content control. We removed the kiosks in April 2002. We generated no revenues but incurred expenses of approximately $25,000 in connection with that memorandum of understanding.

We have no agreements or understandings with theater or other locations for placement of our kiosks. Since our inception through March 31, 2003, we incurred losses of $2,441,116 for operations of the kiosks.

Marketing

We currently have no marketing budget or plans in place.

Competition

The digital media services and technology industry is highly fragmented and competitive.

Our ability to compete effectively will depend upon our ability to support, fund, and maintain high quality, market-driven services. Many of our current and potential competitors have financial, support, full infrastructure, personnel and other resources, including brand name recognition, substantially greater than those, as well as other competitive advantages over us.

We face competition from kiosk developers or technology companies that support networked kiosks and theatre operators themselves.

Kiosk development competitors include both full service and niche companies. Full-service kiosk development companies provide broad developmental content, work primarily in the work-for-hire model and include large, better funded and staffed companies such as IBM, NCR, and Endo Networks. We cannot compete effectively with these companies; however, we do not believe these companies are focused on type of installation locations on which we are currently focusing, particularly movie theaters and sporting arenas. For example, these companies appear to be focused on installing products in or related to ATM or banking machines.

Niche interactive development companies, on the other hand, offer a variety of interactive content production services to the media and entertainment industries such as ExtendMedia or BCE's Bell ComboBox. Instead of producing content, they could offer content directly on kiosks. ExtendMedia BCE Bell are not focused on kiosk installation in remote locations and thus currently are not believed to be significant competitors.

Theatre owners themselves could install networks of integrated kiosks but could, because of restrictions in their exhibitor and distribution agreements with studios, face difficulties in securing multiple agreements with entertainment companies. They would also have to provide nationwide high-speed connection and quality of service across the network. Accordingly, we currently do not anticipate facing competition from theater owners in the near future as no theaters in Canada install their own kiosks. If we expand to the US, there is only one theater chain with their own kiosks, which we believe is related to AMC theaters.

Product Liability

We do not anticipate carrying our own product liability insurance. We anticipate that any agreements with content providers using our kiosks will include related warranty or product liability insurance and indemnify us from claims by customers not fully satisfied with products purchased through the kiosks. As we have not yet begun to deploy extensive networks or locations, there have been no claims made against us.

Employees

We currently do not have any full-time or part time employees, except for Ms. Landa who devotes less than 5% of her time to our business.

RISK FACTORS

Our poor financial condition raises substantial doubt about our ability to continue as a going concern. You will be unable to determine whether we will ever become profitable.

We have conducted our operations since July 2001. We have been at development stage with limited revenues of $9,687 from inception through March 31, 2003. We have incurred operating losses of $2,441,116 from inception through March 31, 2003.

Our cash resources of $11,793 as of March 31, 2003 are sufficient to satisfy our cash requirements to keep our business open over the next twelve months in that we have no active operations and are incurring no expenses. We need $450,000 to implement our new business plan to develop our business over the next twelve months. In order to develop our business and become profitable, we will need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.

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

We have no revenue generating contracts or agreements, written or oral, with any customers and may not have any revenue generating contracts or agreements in place with any customers in the future.

Because of our lack of revenue generating contracts or agreements, written or oral, with any customers, and the possibility that we may never have any of these contracts or agreements, an investor cannot determine if we will ever generate revenues, implement our business plan or become profitable.

We are a development stage company developing, and if and when we secure funding, continuing to implement our business plan to offer public access interactive kiosk terminals and we have limited operating history; because our planned growth is contingent upon receiving additional funding, you will be unable to evaluate whether our business will be successful.

Our business development is contingent upon raising debt or equity funding. We have no sources of funding identified. You must consider the risks, difficulties, delays and expenses frequently encountered by development stage companies in our business, which have little or no operating history, including whether we will be able to overcome the following challenges:

  * Inability to raise necessary revenue to operate for the next 12 months or thereafter
  * Advertising and marketing costs that may exceed our current estimates
  *    Unanticipated development expenses
  * Our ability to generate sufficient revenues to offset the substantial costs of operating our business

Because significant up-front expenses to develop our business, we anticipate that we may incur losses until revenues are sufficient to cover our operating costs. Future losses are likely before our operations become profitable. As a result of our lack of operating history, you will have no basis upon which to accurately forecast our:

  *    Total assets, liabilities, and equity
  *    Total revenues
  *    Gross and operating margins
  *    Operating costs

Accordingly, the proposed business plans described in this registration statement may not either materialize or prove successful and we may never be profitable. Also, you have no basis upon which to judge our ability to develop our business and you will be unable to forecast our future growth.

Because the concept of our business plan,which we will continue to develop if and when we receive funding, involves public access interactive kiosks, a concept that has not been widely accepted by the public, we face significant barriers to acceptance of our concept and services.

Our business plan involves the continuted use of interactive kiosk terminals, initially installed in several theater locations and to be installed in similar locations if and when we receive adequate funding in the future, to provide entertainment-related content, information, promotions and services. The use of the Internet is a relatively new form by which to provide this information. Traditionally, this type of information and concept is not readily offered at single point to the consumers and the entertainment venues have not implemented the concept to capture the captivated audience in the theatres. Accordingly, we face significant barriers prove our innovative concept and overcome in consumer preferences using the entertainment content and information that we offer.

If we secure adequate funding and continue to implement our business plan to install our public access interactive kiosks, we will rely upon third parties for the mechanical development and maintenance of our Interactive kiosk terminals; any failures on the part of our third party providers may inhibit our internet access and the security and integrity of our software and data.

If we secure adequate funding and continue to implement our business plan to install our public access interactive kiosks, we anticipate that we will rely on third parties to maintain, house and operate the Interactive kiosk terminals at locations, and servers that host our services. Although we anticipate that our agreements with these third parties will include service agreements, in the event, any technical failures, the third parties may not comply with the terms of the service agreements. No mechanical development and
maintenance  agreements  are  currently  in   place.   Any   service
interruptions resulting from failures by third party maintenance providers would reduce confidence in our concepts and services. In addition, we anticipate that we will rely upon third parties to process our billings and payments due to us. Any service interruptions
by these third party  providers  due   to   computer  failures, labor
problems, or other unforeseen developments, could cause possible cash
flow  disruptions.   Any  failures  on  the part of  our  third party
providers could reduce revenues we receive from the operation of our Interactive kiosk terminals at locations and servers.

Our vulnerability to security breaches, glitches and other computer failures could harm our future business relationships, our ability to establish our future income and our ability to promote our brand name.

We will offer our Interactive kiosk terminal and server connection through Internet access. The secure transmission of confidential data information over public networks is a critical element of our operations. A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in our operations. If we are unable to prevent unauthorized access to our users' information, our customer relationships will be harmed. Although we intend to implement industry-standard security measures, these measures may not prevent future security breaches. Heavy stress placed on our systems could cause systems failures or operation of our systems at unacceptably low speeds.

Officers, directors and principal stockholders can exert control over matters requiring stockholder approval.

Executive officers, directors and holders of 5% or more of our outstanding common stock, namely Anila Ladha, Shamira Jaffer, Airam Capital Corporation and Richard Griffiths will hold, in the aggregate, beneficially own approximately 54.85% of our outstanding common stock. These stockholders will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible without the support of these stockholders.

Our management decisions are made by our Acting Chief Executive
Officer, Anila Ladha; if we lose her services, our revenues may be reduced.

The success of our business is dependent upon the expertise of our Acting Chief Executive Officer. Because Ms. Anila Ladha is essential to our operations, you must rely on her management decisions. Ms. Ladha will continue to control our business affairs. There is no agreement with our Acting Chief Executive Officer, Ms. Anila Ladha, that would prevent her from leaving our company, and have not obtained any key man life insurance relating to her. If we lose her services, we may not be able to hire and retain another Chief Executive Officer with comparable and extensive experience. As a result, the loss of Ms. Ladha's services could reduce our revenues.

We have recently lost the services of Mr. Steve Billinger due to what we believe to be Mr. Billinger's considering that it had taken longer than he had anticipated to implement our business plan.

A  key officer devotes less than full time to our business.   This
may reduce our ability to generate future revenues.

Ms. Anila Landa, our Acting CEO, devotes approximately 5% of her time to our business. Ms. Landa may not be able to devote the time necessary to our business to assure successful development and implementation of our revised business plan, which may reduce our ability to generate future revenues.

We are authorized to issue preferred stock which, if issued, may adversely affect or reduce the market price of our common stock.

Our directors are authorized by our articles of incorporation to issue shares of preferred stock without the consent of our shareholders. Our preferred stock, when issued, may rank senior to common stock with respect to payment of dividends and amounts received by shareholders upon liquidation, dissolution or winding up. Our directors will set such preferences. The issuance of such preferred shares and the preferences given the preferred shares, do not need the approval of our shareholders. The existence of rights, which are senior to common stock, may reduce the price of our common shares. We do not have any plans to issue any shares of preferred stock at this time.

Because our common stock is considered a penny stock, our common stock is considered a high-risk investment and is subject to restrictions on marketability; you may be unable to sell your shares.

If our common stock becomes tradable in the secondary market, we may be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities. For additional details concerning the disclosure requirements under the penny stock rules, see the section entitled Penny Stock Considerations below.

Certain Nevada corporation law provisions could prevent a potential takeover of us which could adversely affect the market price of our common stock or deprive you of a premium over the market price.

We are incorporated in the State of Nevada. Certain provisions of Nevada corporation law could adversely affect the market price of our common stock. Because Nevada corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us. Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidate or candidates nominated by our board of directors. Our articles of incorporation and by-laws contain no similar provisions.

Shares eligible for future sales under Rule 144 if sold could reduce the market price of our shares.

There  are  9,167,499  shares of our common  stock  held  by  non-
affiliates and 9,065,000 shares of our common stock held by affiliates that Rule 144 of the Securities Act of 1933 defines as restricted securities. No shares have been sold pursuant to Rule 144 of the Securities Act of 1933. Of the shares owned by non-affiliates, 6,167,499 are currently available for resale under the provisions of Rule 144(k) and the remainder may be resold without further registration as they were sold in a state registered offering under the provisions of Rule 504 of Regulation D. The remaining shares may be resold under Rule 144. Of these remaining shares, 2,695,000 held by an affiliate are subject to a right of first refusal with us.

In general, under Rule 144 as currently in effect, any of our affiliates and any person or persons whose sales are aggregated who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed 1% of the then outstanding shares of our common stock. Sales under Rule 144 are also affected by limitations on manner of sale, notice requirements, and availability of current public information about us. Non-affiliates who have held their restricted shares for two years are be entitled to sell their shares under Rule 144(k) without regard to any of the above limitations, provided they have not been affiliates for the three months preceding such sale.

As a result of the provisions of Rule 144, all of the restricted securities could be available for sale in a public market, if developed, beginning 90 days after the date of this prospectus. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.


PART I - ITEM 2.  DESCRIPTION OF PROPERTY

Description of Property

Our current business operation is conducted from 5180 Orbitor Drive, Mississauga, Ontario, Canada, L4W 5L9. We lease approximately 2,500 square feet from 1338917 Ontario, Inc. The lease is for a term of three years, commencing the first day of August 2001. The annual rent is $30,500.00. 1338917 owns the property located at 5180 Orbitor and sublets to several tenants including Urbanalien and Touchpoint Management.

Our telephone number at the above location is 905 629-6677.

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.


PART I - ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have knowledge of any threatened litigation.

PART I - ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not hold a shareholders meeting in 2002, thus there was no vote of securities holders in 2002. We anticipate holding an initial annual shareholder meeting in May, 2003.







                          PAGE -19-





PART II

PART II - ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resales. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements, or understandings with any person with regard to the development of a trading market in any of our securities. However, we do anticipate that we will have a market maker file an application to secure a qualification for quotation of our securities on the over the counter bulletin board once the SEC indicates they have no further comments on this filing.

Options, Warrants, Convertible Securities

We have no options, warrants or convertible securities outstanding.

Penny Stock Considerations

Our shares will be "penny stocks" as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

  * Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;
  * Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
  * Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and
  * Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.




                               -20-





Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Holders

As of the date of this registration statement, we had 87 holders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the board of directors deems relevant.

Reports to Shareholders

As a result of filing this registration statement, we will become subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will file periodic reports, proxy statements and other information with the Securities and Exchange Commission. We intend to voluntarily send an annual report with audited financial statements to our security holders.

Where You Can Find Additional Information

For further information about us and the shares of common stock registered hereunder, please refer to the registration statement and the exhibits and schedules thereto. The registration statement and exhibits may be inspected, without charge, and copies may be obtained at prescribed rates, at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The registration statement and other information filed with the SEC is also available at a web site maintained by the SEC at http://www.sec.gov.


PART II - ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
 OPERATION

Overview

We have been engaged in the  business  of  deploying   high-speed,
interactive kiosk terminals in theaters and similar public venues.

We are waiting to secure a qualification for quotation on the over the counter bulletin board before recommencing implementation
of our original  business plan.  This  process  has   taken   much
longer than anticipated which discouraged many individuals involved. Once our stock is qualified for quotation, it is our intention to hire new salespeople and additional management and redeploy the kiosks as our prior tests show that we have a viable business product for which we believe there is a market. In order to do so we need to secure $450,000. We believe that being a publicly traded SEC reporting company will facilitate our ability to raise these funds as we will have market visibility and will be subject to on-going SEC disclosure requirement. When these funds are secured, we intend to undertake the following actions to re-implement our business plan during the next 12 months:







                          PAGE -21-






Action Step	                    Timing in months after we secure funding
-----------------------------       ----------------------------------------
Hire 2 individuals that             1-2 months
have management experience
related to our industry who
will oversee sales and
operations.

Announce to our potential           3-4 months
clients such as theaters
that we are available for
business and would like to
implement a test run on
the viability of the
product for potential
roll-out in their market
place.

Secure kiosk placements	           4-8 months

Track and document the             8-12 months
successes of the
relaunching of our product.

Build additional Kiosks as         As needed
needed based on successes
and order flow.


Our goal is to provide a fully serviced, integrated, interactive media network that will support advertising, content distribution and data collection.

Since our inception, we have devoted our activities to the following:

     *  Raising capital

         From inception to date, we have raised $510,000 from the sale of 4,500,000 shares of our common stock

     *  Securing infrastructure services

         Although we previously secured management services from TouchPoint Management Corporation for a monthly fee of $12,000, the agreement terminated on December 31, 2002 and was not renewed. We now provide these services ourselves.


     *  Establishing our web-site and technical services

         We operate a web-site at www.urbanalien.com which provides information about our Interactive kiosk terminals. This site may only be viewed by browsers that are Flash enabled. Our website development is as currently in a general introductory stage, but has the following features: The site employs a combination of sight and sound, digital imagery and audio, animated text and 3-D renderings to show what our kiosks look like, describe some of their features and list our contact information.


       On July 31st 2001 we entered into an agreement with Blir to develop our website and to provide other technical services. We issued 612,500 shares in exchange for the development of the website and technical services. These shares were valued $73,500. We estimate that $5,000 relates to the website and the balance of $68,500 represents technical services received from BLIR.







                          PAGE -22-





Current Results of Operations and Financial Status

We have conducted our operations since July 2001. We have been in development stage with limited revenues of $9,687 from inception through March 31, 2003. We have incurred operating losses of $2,441,116 from inception through March 31, 2003. We have spent limited funds on developing trial programs and deployment of interactive kiosk terminals but no funds have been spent on marketing, research and development.

Our revenues were generated from participating in a promotion for Adidas for a promotional firm, OMD/BBDO Canada at which we handed out items
such as coupons, T-shirts and bags.   In addition, we have only $11,793
of current cash available with current liabilities exceeding our current assets by $418,819.


Year Ended December 31, 2002 and the period from July 30, 2001 (Inception) through December 31, 2001:


Income Statement
----------------            Year Ended December              Inception through
                                       31, 2002              December 31, 2001
------------------------------------------------------------------------------

Revenues                                      0                         9,687

Operating Expenses:
Impairment                              127,125                      $854,063
Marketing and Selling                         0                         6,962
General and Administrative              298,807                     1,099,543
Cost of Revenue                          48,628                         2,978
                             -------------------    --------------------------
Net Income/(Loss)                     (474,560)                   (1,953,859)
                             -------------------    --------------------------


Of our expenses for 2002, $11,000 represents legal, financial and marketing services in exchange for 1,100,000 shares of our common stock.

Liquidity and Capital Resources

We have conducted our operations since July 2001. We have been in the development stage with limited revenues of $9,687 and operating losses of $2,441,116 from inception through March 31, 2003. We have spent limited funds on developing trial programs and deployment of interactive kiosk terminals but no funds have been spent on marketing, research and development.

We have conducted our operations since July 2001. We have been at development stage with limited revenues of $9,687 from inception through March 31, 2003. We have incurred operating losses of $2,441,116 from inception through March 31, 2003.







                          PAGE -23-






Our cash resources of $11,793 as of March 31, 2003 are sufficient to satisfy our cash requirements to keep our business open over the next twelve months in that we have no active operations and are incurring no expenses. We need $450,000 to implement our new business plan to develop our business over the next twelve months. In order to develop our business and become profitable, we will need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.

The implementation of our business plan has been delayed. A revised business plan has been developed. The date upon which we will be able to recommence implementing our business plan is uncertain. We have no current financial resources to implement our business plan. We have no current contracts or agreements
for financing.  We  have   no  current  prospects  for  generating
revenues from our kiosks. Accordingly, we cannot reasonably determine if there will be future revenues in 2003 from our long-lived assets consisting of its kiosks and related software. Accordingly, we recorded an impairment charge of $854,063 and $127,125 at December 31, 2001 and 2002, respectively.

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

Net cash used in operating activities for the year ended December 31, 2002 compared to the period from inception to December 31, 2001 was $167,862 compared to $55,972. The cash used in operating activities was primarily attributable to professional services, consulting services and the operation of the business including the deployment of trial programs. Financing activities provided net cash proceeds of $324,000 and $150,000 for the year ended December 31, 2002 and the period from inception through December 31, 2001. Cash from financing activities is from the sale of our common stock since inception. A commission of 10% was paid in cash on our stock sales and recorded as a reduction of the proceeds. Net financing activities provided cash proceeds of $324,000 from the sale of our common stock under Rule 504 and an additional $150,000 from sales of our common stock under Regulation S. Cash used in investing activities for the year ended December 31, 2002 compared to the period from inception through December 31, 2001 was $146,646 and $91,201, respectively.

In 2002, investing activities used $146,646 to purchase capital expenditures, as follows:

9 kiosks for Cineplex rollout for the amount of $143,916 and computer equipment for the amount of $2,730.

Cash as of March 31, 2003 totaled $11,793. Our current liabilities as of March 31, 2003 exceeded our current assets by $418,819. We had no commitments for capital expenditures as of March 31, 2003.







                          PAGE -24-




PART II - ITEM 7.  FINANCIAL STATEMENTS

     The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

                                                     PAGE

Independent Auditor's Report                         F-1

Balance Sheets                                       F-2

Income Statements                                    F-3

Statement of Stockholders' Equity                    F-4

Statement of Cash Flows                              F-5

Footnotes                                            F-6



















                               -25-






INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
  Urbanalien Corporation
  Toronto, Ontario Canada

We have audited the accompanying balance sheet of Urbanalien Corporation as of December 31, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years then ended, and the period from July 30, 2001 (Inception) through December 31, 2002. These financial statements are the responsibility of Urbanalien's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urbanalien Corporation as of December 31, 2002, and the results of its operations and its cash flows for each of the two years then ended and for the period from July 30, 2001 (Inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, Urbanalien has incurred a loss of $474,560 for the year ended December 31, 2002 and a loss of $1,953,859 for the period from July 30, 2001 (Inception) through December 31, 2001 and at December 31, 2002 had a working capital deficit of $407,396. Urbanalien will require additional working capital to develop its business until Urbanalien achieves a level of revenues adequate to generate sufficient cash flows from operations. These conditions raise substantial doubt about Urbanalien's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com


March 6, 2003, except Note 8
which is dated June 28, 2003





                             -26- F-1





                      URBANALIEN CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEET
                         December 31, 2002


                         ASSETS

Current assets
  Cash                                                            $12,319
                                                               -----------
      Total current assets                                         12,319

Property and equipment, net                                         9,877
                                                               -----------
                                                                 $ 22,196
                                                               ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                               $173,061
  Accounts payable - related party                                201,810
  Accrued expenses                                                 44,844
                                                               -----------
    Total current liabilities                                     419,715
                                                               -----------
Commitments

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock; $.001 par value, 5,000,000 authorized,
    none issued and authorized                                          -
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 18,232,500 shares issued and outstanding           18,233
  Additional paid in capital                                    2,012,667
  Deficit accumulated during the development stage             (2,428,419)
                                                               -----------
    Total Stockholders' Equity (Deficit)                         (397,519)
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $ 22,196
                                                               -----------


          See accompanying summary of accounting policies and notes to financial statements.











                               -27- F2







                      URBANALIEN CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF OPERATIONS
                   Year Ended December 31, 2002
  and Period from July 30, 2001 (Inception) through December 31, 2001 and Period from July 30, 2001 (Inception) through December 31, 2002

                                                 Inception through     Inception through
                                  Year Ended        December 31,         December 31,
                                 December 31,
                                     2002               2001                 2002
                               --------------   -------------------   -------------------
Revenues                                 $-              $9,687               $9,687
Cost of revenues                     48,628               2,978               51,606
                               --------------   -------------------   -------------------
Gross margin (loss)                 (48,628)              6,709              (41,919)
                               --------------   -------------------   -------------------
Operating expenses:
  Impairment                        127,125             854,063              981,188
  Consulting fees                    40,109             770,672              810,781
  Professional fees                  32,366             139,047              171,413
  Management fees                         -              92,543               92,543
  Depreciation                       21,203              72,112               93,315
  General and administrative        205,129              32,131              237,260
                               --------------   -------------------   -------------------
                                    425,932           1,960,568            2,386,500
                               --------------   -------------------   -------------------
Net loss                          $(474,560)        $(1,953,859)         $(2,428,419)
                               ==============   ===================   ===================
Net loss per share:
  Basic and diluted                  $(0.03)             $(0.14)
                               ==============   ===================
Weighted average shares
  outstanding:
    Basic and diluted            17,132,774          14,152,108
                               ==============   ===================


          See accompanying summary of accounting policies and notes to financial statements.










                               -28- F3





                      URBANALIEN CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF STOCKHOLDERS' EQUITY
                   Year Ended December 31, 2002
  and Period from July 30, 2001 (Inception) through December 31,
                               2002

                                                                       Deficit
                                                                     accumulated
                                                     Additional      during the
                            Common Stock               paid in       development    Subscription
                                                       capital          stage        Receivable        Total
                          Shares          Amount
                        ------------   -----------   ------------   -------------   ------------   -----------
Issuance of common
 stock to founders
 for assets              6,289,500         $6,289      $748,451             $-             $-        $754,740

Issuance of common
 stock to founders
 for services            2,775,500          2,776       330,285              -              -         333,061

Issuance of common
 stock for assets          764,942            765        91,028              -              -          91,793

Issuance of common
 stock for cash          1,250,000          1,250       148,750              -              -         150,000

Issuance of common
 stock for services      3,052,558          3,053       363,253              -              -         366,306

Issuance of common
 stock for cash          3,000,000          3,000       321,000              -       (324,000)              -

Net loss                         -              -             -     (1,953,859)             -      (1,953,859)

Balance,
 December 31, 2001      17,132,500         17,133     2,002,767     (1,953,859)      (324,000)       (257,959)


Stock subscription
 collections                     -              -             -              -        324,000         324,000

Issuance of common
 stock for services      1,100,000          1,100         9,900              -              -          11,000

Net loss                         -              -             -       (474,560)             -        (474,560)

Balance,
 December 31, 2002      18,232,500        $18,233    $2,012,667    $(2,428,419)            $-       $(397,519)



          See accompanying summary of accounting policies and notes to financial statements.






                               -29- F4





                      URBANALIEN CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF CASH FLOWS
                   Year Ended December 31, 2002
  and Period from July 30, 2001 (Inception) through December 31, 2001 and Period from July 30, 2001 (Inception) through December 31, 2002

                                                                Inception through    Inception through
                                      Year Ended December 31,      December 31,        December 31,
                                                2002                  2001                2002
                                      -----------------------   ------------------   -----------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
Net loss                                      $(474,560)         $(1,953,859)        $(2,428,419)
Adjustments to reconcile net
  deficit to cash used by
  operating activities:
    Depreciation and amortization                21,203               72,112              93,315
    Stock issued for services                    11,000              699,367             710,367
    Impairment                                  127,125              854,063             981,188
    Bad debt expense                              8,897                    -               8,897
Net change in:
  Accounts receivable                             4,312             (13,209)             (8,897)
  Accounts payable                              174,005              200,866             374,871
  Accrued expenses                             (39,844)               84,688              44,844
                                      -----------------------   ------------------   -----------------
CASH FLOWS USED IN OPERATING
  ACTIVITIES                                  (167,862)             (55,972)           (223,834)
                                      -----------------------   ------------------   -----------------
CASH FLOWS FROM INVESTING
  ACTIVITIES
    Capital expenditures                      (146,646)             (91,201)           (237,847)
                                      -----------------------   ------------------   -----------------
CASH FLOWS FROM FINANCING
  ACTIVITIES
    Issuance of stock for cash                  324,000              150,000             474,000
                                      -----------------------   ------------------   -----------------
NET INCREASE IN CASH                              9,492                2,827              12,319
Cash, beg. of period                              2,827                    -                   -
                                      -----------------------   ------------------   -----------------
Cash, end of period                             $12,319               $2,827             $12,319

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                        $-                   $-                  $-
Income tax paid                                      $-                   $-                  $-

NON-CASH TRANSACTIONS:
  Acquisition of assets for
    common stock                                     $-             $846,533            $846,533





          See accompanying summary of accounting policies and notes to financial statements.





                               -30- F5





                      URBANALIEN CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business

Urbanalien Corporation ("Urbanalien")was organized to provide high speed Internet access kiosks in movie theaters. Urbanalien was incorporated in Nevada on July 30, 2001. The Company has devoted its activities to raising capital, developing products, establishing marketing alliances, establishing interactive kiosk terminals and developing markets. Urbanalien's website is www.urbanalien.com which provides descriptions of Urbanalien's Interactive kiosk terminals functionality. Urbanalien has 12 high speed Internet access kiosks established in movie theaters in the Toronto Canada area and plans on establishing other high speed Internet access kiosks throughout North America.

Restatements of 2002 were made.  See note 8 for details.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Long-Lived Assets

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed by applying the straight-line method over their estimated useful lives (three to five years). Urbanalien performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Urbanalien has incurred delays in the implementation of its business plan. This has caused Urbanalien to determine its ability to earn sufficient revenues in the next
12 months is impaired, therefore management determined its long-lived assets had become impaired and recorded an impairment charge of $854,063 and $127,125 for the period ended December 31, 2001 and 2002, respectively. See note 8 for details on December 31, 2002.

Software Capitalization

Urbanalien adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In accordance with this standard, certain direct development costs associated with internal-use software are capitalized, including external direct costs of material and services, and payroll costs for employees devoting time to the software projects. These costs are amortized over a period not to exceed five years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.




                               -31- F6





Foreign Currency

Urbanalien has the U.S. dollar designated as its functional currency. Financial statements are remeasured to U.S. dollars for reporting purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and other expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. Remeasurement gains and losses are included in other income and expense.

Revenue Recognition

Urbanalien recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.

Urbanalien recognizes revenue from the sale of advertising related products and services like interactive advertising, studio promotion, and event management as the services are performed.

Urbanalien maintains allowances for doubtful accounts on its accounts receivable for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Urbanalien's customers and others were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Accounts receivable other related to an agreement to reimburse
Urbanalien for certain professional fees. Urbanalien recorded bad debt expense of $8,897 from this arrangement.

Income Taxes

Urbanalien accounts for income taxes under the asset and liability approach. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Urbanalien records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Stock-Based Compensation

Urbanalien accounts for stock-based compensation under the intrinsic value method. Under this method, Urbanalien recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant.

Urbanalien accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Basic Loss Per Common Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.




                               -32- F7





Recent Accounting Pronouncements

Urbanalien does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.


NOTE 2 - Going Concern

Urbanalien is a development stage entity with limited operations. For the year ended December 31, 2002, Urbanalien incurred a loss totaling $474,560 and a loss of $1,953,859 for the period from July 30, 2001 (Inception) through December 31, 2001 and at December 31, 2002 had a capital deficit of $397,519. Because of these factors, Urbanalien will require additional working capital to develop its business operations.

Urbanalien intends to raise additional working capital either through private placements, public offerings and/or bank financing. As of March 6, 2003, Urbanalien had not entered into any financing or equity transactions.

There are no assurances that Urbanalien will be able to either (1) increase its operations and achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support Urbanalien's working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, Urbanalien will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Urbanalien. If adequate working capital is not available Urbanalien may not increase its operations.

These conditions raise substantial doubt about Urbanalien's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Urbanalien be unable to continue as a going concern.


NOTE 3 - Property and Equipment

Property and equipment consisted of the following at December 31:

                                                                 2002
                                                            --------------
  Computer equipment                                           $  15,290
  Kiosks                                                         624,734
  Kiosk software                                                 444,356
                                                            --------------
                                                               1,084,380
  Less: Accumulated depreciation and amortization              (947,378)
                                                            --------------
                                                               $ 137,002
                                                            --------------

Depreciation and amortization expense totaled $21,203 and $72,112 in 2002 and 2001, respectively. As stated above, Urbanalien recorded an impairment charge of $854,063 and $127,125 for the period ended December 31, 2001 and 2002, respectively.




                               -33- F8





NOTE 4 - RELATED PARTY TRANSACTIONS

Related party transactions for 2002 and for period from July 30, 2001 (inception) through December 31, 2001 are as follows:

In May 2002, Urbanalien amended its agreement with an entity owned by two officers and shareholders, who also devote time to that entity, for the use of office furniture, reception facilities, general office functions like record keeping and payroll service and telephone and Internet connections. The agreement is for $12,000 per month from May 1, 2002 through December 31, 2004. As of December 31, 2002, $158,442 was recorded in accounts payable. Urbanalien recorded $13,950 as telephone expenses, $63,210 as office expenses, which are recorded as general and administrative expenses for financial reporting purposes and $24,480 of accounting fees which are recorded as professional fees for financial reporting purposes under this agreement for the year ended December 31, 2002. In October 2002, Urbanalien suspended this agreement until its operations require these services. Urbanalien recorded $92,543 as management fees under this agreement for the period ended December 31, 2001. Urbanalien has $158,443 recorded in accounts payable - related party under this agreement.

In July 2001, Urbanalien issued 6,289,500 shares of common stock to its founders for assets. The assets were kiosks and the software used by the kiosks. The kiosks were valued at $310,384 and the software was valued at $444,356. The kiosks and software were valued at the founders cost and were assembled and written by unrelated third parties for the founders.

In July 2001, Urbanalien issued 2,775,500 shares of common stock to its founders for services. The services included the formation of Urbanalien, formulation of a business plan, preparation of a budget and other business and financial consulting that were valued at $333,061 or the fair valued of the services performed. The $333,061 was included in consulting fees during 2001.

Urbanalien paid a related entity owned by two officers and shareholders, who also devote time to that entity, $89,792 for kiosks.

In August 2001, Urbanalien entered into a one year agreement with an entity owned by the CTO, who also devotes time to that entity, for the development of Urbanalien's website and technical assistance in maintaining the website. The entity will provide technical assistance for the website through August 2002. The agreement is for 612,500 shares of common stock or $73,500 the fair value of the services, which was recorded in consulting expense for the period ended December 31, 2001. Urbanalien has $30,519 recorded in accounts payable - related party under this agreement.


NOTE 5 - STOCKHOLDERS' EQUITY

The initial authorized capital of Urbanalien consisted of 50,000,000 shares at $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.

In December 2002, Urbanalien issued 1,100,000 shares of common stock for legal, financial and marketing services. The services were valued at $11,000 or $0.01 per share. 1,000,000 of the shares were issued to the former chief executive officer of Urbanalien.




                               -34- F9






In July 2001, Urbanalien issued 6,289,500 shares of common stock to Urbanalien's founders in payment for kiosks valued at $310,384 and software valued at $444,356 or $754,740 or $0.12 per share. The assets were valued at the founders cost. The founders cost was based on amounts paid to non-related third parties.

In July 2001, Urbanalien issued 2,775,500 shares of common stock to Urbanalien's founders for services. The services were valued at $333,060 or $0.12 per share. The services included the formation of Urbanalien, formulation of a business plan, preparation of a budget and other business and financial consulting.

In July 2001, Urbanalien issued 764,942 shares of common stock for a kiosk valued at $91,793 or $0.12 per share.

In July through October 2001, Urbanalien issued 1,250,000 shares of common stock for cash proceeds of $150,000 or $0.12 per share.

In July 2001, Urbanalien approved entering into various consulting agreements for legal, financial and marketing services, whereby the consultants would be issued 3,052,558 shares of Urbanalien's common stock for services to be rendered to Urbanalien from July 2001 through August 2002. Urbanalien recorded consulting expense of $366,306 or the fair value of the services provided during 2001.

In December 2001, Urbanalien issued 3,000,000 shares of common stock for cash proceeds of $324,000, net of commission of $36,000 or $0.12 per share. The cash was received by Urbanalien in January 2002.


NOTE 6 - INCOME TAXES

For the period ended December 31, 2002, Urbanalien incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,439,000 at December 31, 2002, and will expire in the year 2021.

Deferred income taxes consist of the following at December 31:

                                            2002
  Long-term:                             ------------
    Deferred tax assets                    $489,000
    Valuation allowance                    (489,000)
                                         ------------
                                           $      -
                                         ------------

NOTE 7 - COMMITMENTS

Urbanalien leases office facilities under a non-cancelable operating lease with a term from May 2002 through July 2004.

Future minimum rent payments are $48,000 for 2003 and $28,000 for 2004.

Rent expense was $50,260 and $20,000 for the year ended December
31, 2002 and for the period from July 30, 2001 (Inception) through December 31, 2001.

NOTE 8 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In 2003, management determined the carrying value of Urbanalien's kiosks and software exceeded the fair value by $127,125 as of December 31, 2002, resulting in a full impairment. The following restates the balance sheet and statement of operations as of and for the year ended December 31, 2002.





                             -35- F-10





A summary of the restatements are as follows:

                                       Previously    Increase
As of December 31, 2002:                 Stated     (Decrease)      Restated
                                     ------------  -----------   ------------
Balance Sheet:
Cash                                 $    12,319                 $    12,319
Property & equipment, net                137,002   $ (127,125)         9,877
                                     ------------  -----------   ------------
Total assets                         $   149,321   $ (127,125)   $    22,196
                                     ============  ===========   ============

Accounts payable                     $   173,061                 $   173,061
Accounts payable - related parties       201,810                     201,810
Accrued expenses                          44,844                      44,844
Preferred stock                                -                           -
Common stock                              18,233                      18,233
Additional paid in capital             2,012,667                   2,012,667
Deficit accumulated during the
 development stage                    (2,301,294)  $ (127,125)    (2,428,419)
                                     ------------  -----------   ------------
Total liabilities and equity         $   149,321   $ (127,125)   $    22,196
                                     ============  ===========   ============
For the year ended December 31, 2002:
Statement of Operations:

Cost of revenues                     $    48,628                 $    48,628
Impairment                                         $  127,125        127,125
Consulting fees                           40,109                      40,109
Professional fees                         32,366                      32,366
Depreciation                              21,203                      21,203
General and administrative               205,129                     205,129
                                     ------------  -----------   ------------
Net loss                             $ ( 347,435)  $ (127,125)   $ ( 474,560)
                                     ============  ===========   ============
Net loss per common share:
 Basic and diluted                   $      (.02)  $     (.01)   $      (.03)

Weighted average common shares
 Outstanding:
 Basic and diluted                    17,132,774                  17,132,774

















                             -36- F-11




PART II - ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

None--Not Applicable


PART III

PART III - ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
    CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
                        EXCHANGE ACT

The names, ages and positions of the Company's directors and executive officers are as follows:

Name                  Age         Position
-------------------------------------------------------------------
Anila Ladha            46         Acting Chief Executive Officer,
                                  Secretary, Director, CFO
                                  and principal accounting officer

Shamira Jaffer         42         Treasurer, Director, COO
-------------------------------------------------------------------

Anila Ladha is a Secretary, Director and Chief Financial officer, who offers management services on as needs basis to us as part of a Professional Service Agreement with TouchPoint Management Corporation. In this capacity, Ms Ladha devotes approximately 80% of her time to our business. Anila is a founding partner and President of BMS Business Management Services Corporation since January 1987 to present, and founding partner and CFO of TouchPoint Management Corporation from October 1999 to present. BMS Business Management Services Corporation provided accounting and management consulting services, network solutions, software implementation and training and integration.

Shamira Jaffer, Treasurer, Director, Chief Operating Officer, who offers management services on as needs basis to us as part of a Professional Service Agreement with TouchPoint Management Corporation. In this capacity, Ms Jaffer devotes approximately 5% of her time to our business. Ms Jaffer was the Vice President of Business Development and a founding partner of BMS Business Management Services Corporation from January 1987 to present, and COO of TouchPoint Management Corporation from October 1999 to present. Ms Jaffer studied at SFU in British Columbia and received her B.A in Linguistics and Philosophy at the University of Alberta.

As of February 2003, we lost the services of Mr. Steve Billinger due to what we believe to be Mr. Billinger's considering that it had taken longer than he had anticipated to implement our business plan. All consulting, employment or other relationships, past, current or future, with Mr. Steve Billinger were rescinded by Urbanalien. All 1,000,000 shares previously issued to Mr. Billinger for consulting services never rendered were cancelled. This rescission was oral, We have the following consulting agreements with non-affiliates currently in place:

Consulting Services Agreement dated as of November 6, 2002 for a one year term between UrbanAlien Corporation and Scott Bleazard.

Services provided:

    A. Identifying prospective strategic partners and strategic alliances - except reverse mergers designed to take a private company public;

    B. Corporate planning, strategy and negotiations with potential strategic business partners and/or other general business consulting needs as expressed by Urbanalien;

    C.   Business development;

    D.   1934 Act filing issues;

    E.   Business strategies;

    F. Corporate imaging advertising including print, online and multimedia mediums;

    G.   Development of business compensation policies;

    H. Periodic reporting as to developments concerning the industry which may be relevant or of interest or concern to Urbanalien or Urbanalien's business;

    I.   Developing and managing Strategic Planning issues;

    J. Providing Project Management services for various non-prohibited projects;

    K.   Assisting in the management of other outsource vendors;

    L. Online content development and coordination for the Urbanalien's web presence;

    M.   Provide management consulting services including:
         analyzing historical operational performance, reviewing operational performance of Urbanalien on a monthly basis, making recommendations to enhance the operational efficiency.

    N. Consulting on alternatives to enhance operational growth of Urbanalien;

    O.   Coordinating corporate administrative activities.


Services previously provided:  None

Number of Shares:  300,000

Consulting Services Agreement dated as of November 6, 2002 for a one year term between UrbanAlien Corporation and Stephen Brock.

Services provided:

    A. Identifying prospective strategic partners and strategic alliances - except reverse mergers designed to take a private company public;

    B. Corporate planning, strategy and negotiations with potential strategic business partners and/or other general business consulting needs as expressed by Urbanalien;

    C.  Business development;

    D.  1934 Act filing issues;

    E.  Business strategies;

    F. Corporate imaging advertising including print, online and multimedia mediums;

    G.  Development of business compensation policies;

    H. Periodic reporting as to developments concerning the industry which may be relevant or of interest or concern to Urbanalien or Urbanalien's business;

    I.  Developing and managing Strategic Planning issues;

    J. Providing Project Management services for various non-prohibited projects;

    K.  Assisting in the management of other outsource vendors;

    L. Online content development and coordination for the Urbanalien's web presence;

    M.  Provide management consulting services including:
        analyzing historical operational performance, reviewing operational performance of Urbanalien on a monthly basis, making recommendations to enhance the operational efficiency.

    N. Consulting on alternatives to enhance operational growth of Urbanalien;

    O.  Coordinating corporate administrative activities.

Services previously provided by Mr. Brock individually:
None. However, Mr. Brock is the principal of GoPublicToday.com,Inc., which has provided and is currently providing us services.

Number of Shares:  500,000

Michael T. Williams, Esq. - Legal Services  300,000

SERVICES AGREEMENT dated November 6, 2002 for a six-month term by and between Urbanalien Corporation and Michael T. Williams

Services provided:  assistance in the following matters:

          - The preparation of a Forms 10K-SB, 10Q-SB, and 8-K for transactions not involving mergers or change in control
          -    The preparation of Forms 3, 4, 5, and 13D/G
          -    The preparation of 144 opinions
          - Availability to respond to general business law questions

Services previously provided: None. However, Mr. Williams is counsel to GoPublicToday.com, Inc.

Family Relationships

There are no family relationships among our officers, directors, or persons nominated for such positions.

Legal Proceedings

No   officer,  director,  or  persons  nominated  for   such
positions,  promoter  or  significant  employee   has   been
involved in legal proceedings that would be material to an evaluation of our management.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended December 31, 2002 beneficial owners complied with Section 16(a) filing requirements applicable to them to the extent they had no trading activity in 2002. Form 5's have now been filed.

PART III - ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth summary information concerning the compensation received for services rendered to us during the fiscal year ended December 31, 2001 by our Chief Executive Officer. No other executive officers received aggregate compensation during our last fiscal year that exceeded, or would exceed on an annualized basis, $100,000.

Name                Position     Year               Salary
-----------------------------------------------------------------
Richard Griffiths   CEO          2001               $84,217 [1]
                                 2002               $10,570
-----------------------------------------------------------------

[1] Includes shares valued at $46,000 issued for services for software development.

No other annual compensation, including a bonus or other form of compensation; and no long-term compensation, including restricted stock awards, securities underlying options, LTIP payouts, or other form of compensation, were paid to Mr. Griffiths or any other current officers or directors during this period.

Employment Contracts or Arrangements

We do not have employment agreements. We have no agreements to pay any of our officers any compensation and none of our officers, except as set forth above, has been paid any compensation in 2002.


Board Compensation

Members of our board of directors do not receive cash compensation for their services as directors, although some directors are reimbursed for reasonable expenses incurred in attending board or committee meetings.

PART III - ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN
                      SECURITY HOLDERS

The following tables set forth the ownership, as of the date of this registration statement, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control of our company.


   Name                           Number of Shares  Percentage
   ------------------------------------------------------------
   Anila Ladha                         3,185,000      17.47%
   5180 OrbitorDrive,
   Mississauga, L4W 5L9

   Shamira Jaffer                      3,185,000      17.47%
   5180 OrbitorDrive,
   Mississauga, L4W 5L9

   Richard Griffiths (1)               2,695,000      14.78%
   965 Bay Street, Suite 2005
   Toronto, Ontario, M5L 2S5

   Airam Capital Corporation (2)         935,000       5.13%
   10011-123 St. NW, Suite 2303
   Edmonton, Alberta, Canada
   T5N 1M9
   -----------------------------------------------------------
   All directors and named             6,370,000      34.94%
   executive officers as a group
   (2 persons)
   -----------------------------------------------------------

(1) Shares subject to right of first refusal so long as Mr. Griffiths remains an affiliate, meaning a person who owns more than 5% percent of our common stock. He must give notice of intended sale to us. We can buy at the greater of book value or $.12 per share if there is no market for our stock and at the average 10 day trading price if there is a market for our stock. Other than stock ownership, Mr. Girffiths has no current relationship with us.

(2)  Mr. Aldo Rotondi is the principal of Airam Capital Corporation.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 18,232,500 shares of common stock outstanding as of April 15, 2003.

PART III - ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related party transactions for the period from July 30, 2001 inception) through December 31, 2002 are as follows:

In July 2001, Urbanalien issued total of 7,054,442 shares of common stock to Anila Ladha, Shamira Jaffer, Richard Griffiths, Edward Hamilton, Lorin Tarr, Dan Devine and TouchPoint Management Corporation for assets. The assets were 4 custom designed and built kiosks, Urbanalien custom software application used by the kiosks, and a small amount of computer equipment. The 4 kiosks were valued at $391,027, or approximately $97,500 each, and the software was valued at $444,356. $391,027 represents historical cost of the four interactive kiosks and is made up of the cost of development mock-up, design and constructions of the kiosks. $444,356 represents historical cost of software which runs on Urbanalien kioks. The $11,150 of computer equipment was actual cost of the equipment. Historical cost recorded for the kiosks and software was the actual amounts paid by these founders to non-related third parties. The shares were valued at $.12 per share. The kiosks, software and computer equipment were acquired within two years of the date of transfer. Of the $846,533, approximately $800,000 represents amounts paid to non-affiliated third parties and related out of pocket costs and the remainder represents reimbursement to Mr. Richard Griffiths for time spent on software development at rates we would have paid to non-affiliated third parties. A summary of these transactions is as follows:


          ---------------------------------------
          Summary of Assets      Value of Assets
          ---------------------------------------
          Kiosks                  $  391,027.00
          CompEquip               $   11,150.00
          Software                $  444,356.00
                                  $  846,533.00
          ---------------------------------------



     ----------------------------------------------------------------------
     Total Shares for Assets                    Shares             Value
     ----------------------------------------------------------------------

     Anila Ladha                             2,209,825.00     $ 265,179.00
     Shamira Jaffer                          2,209,825.00       265,179.00
     Richard Griffiths                       1,869,850.00       224,382.00
     Edward Hamilton                           552,458.00        66,295.00
     Lorne Tarr and Dan Devine                   6,942.00           833.00
     Touchpoint Management Corporation         205,542.00        24,665.00

      TOTAL                                     7,054,442     $ 846,533.00
     ----------------------------------------------------------------------

In July 2001, we issued 2,861,058 shares of common stock to our founders for services. The services included the formation of our business and operating corporation, formulation of a business plan, preparation of a budget and other business and financial consulting that were valued at $333,061 or $.12 per share, the fair valued of the services performed. The shares were issued as follows:

     -----------------------------------------------------------
     Total Shares for Services        Shares           Value
     -----------------------------------------------------------
     Anila Ladha                    975,175.00     $ 117,021.00
     Shamira Jaffer                 975,175.00       117,021.00
     Richard Griffiths              825,150.00        99,018.00
     TOTAL                           2,861,058     $    343,327
     -----------------------------------------------------------

In addition, in July 2001 we also issued Touchpoint Management Corporation an additional 90,708.00 shares valued at $10,885.00 or $.12 per share for similar services.

The total cost of the 4 eP-1000 kiosks was $89,791.66, which was paid by Touchpoint Management Corporation as we lacked the financial resources at the time to make the purchase ourselves. We acquired these kiosks from Touchpoint Management Corporation for their cost of $89,791.66. We paid cash for these kiosks.

Total cost of the nine eP-4000 kiosks is $143,914.72 which was paid by Touchpoint Management Corporation as we lacked the financial resources at the time to make the purchase ourselves. We acquired these kiosks from Touchpoint Management Corporation for their cost of $143,914.72, which has still not been paid to Touchpoint Management Corporation.

Touchpoint Management Corporation is a Canadian company founded in 1999, owned by Anila Ladha and Shamira Jaffer who are one of the founders of Urbanalien.

In August 2001, Urbanalien entered into an agreement with Touchpoint Management Corporation, an entity owned by two officers and shareholders, who also devote time to that entity, for general office functions like record keeping and payroll service and telephone, accounting and office internet connections. The agreement was for $14,000 per month from August 1, 2001 through December 31, 2002. As of December 31, 2002 $36,000 was recorded in accounts payable. The agreement expired on December 31, 2002 and was not renewed.


Catapult kiosk management software used in our kiosks is developed and owned by TouchPoint Solutions, Inc., formerly known as Catapult Technologies Corporation. Urbanalien pays a monthly fee of $150.00 per kiosk when deployed. We are not currently incurring these fees since our kiosks are not deployed at any locations.

TouchPoint Solutions, Inc is a Delaware Corporation who is in software development business. Anila Ladha and Shamira Jaffer own 40% of the stock of Urbanalien and holds the position of president and vice president.

In August 2001, Urbanalien entered into an agreement with Blir Ltd., an entity which at the time was owned by our then CTO, Mr. Joey Dyer, now resigned, who also devoted time to that entity, and other members of his family, for the following services:

  *    System network blueprints and documentation
  *    System reporting requirements and planning
  *    Content management analysis and planning
  *    Content distribution analysis and planning
  *    Logo design and introductory web-site
  *    Development of Urbanalien's website
  *    Technical assistance in maintaining the website

Urbanalien issued Blir 612,500 shares of common stock or $73,500 which represents the fair value of these services and which was recorded in consulting expense for the period ended December 31, 2001. Urbanalien has not made any cash payments to Blir. No further services are being rendered by Blir.

On July 21 2001, Urbanalien received an assignment of its domain
name from Touchpoint for no consideration.   The reason for this
assignment and the fact that no consideration was paid is that an error was made by the entity assigning domain names. Touchpoint registered our domain name an another, separate domain name for itself at the same time. However, instead of the entity issuing one name to us and the other to Touchpoint, it issued both to Touchpoint. When the error was discovered by Touchpoint in July 2001, it assigned us the name for no consideration. Touchpoint paid approximately $70 for the domain name assigned.

As of February 2003, we lost the services of Mr. Steve Billinger due to what we believe to be Mr. Billinger's considering that it had taken longer than he had anticipated to implement our business plan. All consulting, employment or other relationships, past, current or future, with Mr. Steve Billinger were rescinded by Urbanalien. All 1,000,000 uncertificated shares previously issued to Mr. Billinger for consulting services never rendered were cancelled. This rescission was oral, and there is no written agreement concerning these matters.

2,695,000 shares owned by Mr. Richard Griffiths, our former CEO, are subject to right of first refusal so long as Mr. Griffiths remains an affiliate, meaning a person who owns more than 5% percent of our common stock. He must give notice of intended sale to us. We can buy at the greater of book value or $.12 per share if there is no market for our stock and at the average 10 day trading price if there is a market for our stock. Other than stock ownership, Mr. Girffiths has no current relationship with us.

PART III - ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

None. - Not Applicable.

PART III - ITEM 14.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who also effectively serves as our Principal Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

































                          PAGE -44-





                         SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   UrbanAlien Corporation
               ------------------------------
                        (Registrant)


     Signature                   Title                          Date
   ------------             ---------------                 ----------


/s/ Anila Ladha          Chief Executive Officer           JuLY 8, 2003
--------------------     Chief Accounting Officer
Anila Ladha              and Chief Financial Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                   Title                          Date
   ------------             ---------------                 ----------


/s/ Anila Ladha           President,                       JuLY 8, 2003
--------------------      Chief Executive Officer
Anila Ladha               and Chief Financial Officer


/s/ Shamira Jaffer             Director                    JuLY 8, 2003
----------------------
Shamira Jaffer



















                          PAGE -45-





                       CERTIFICATIONS

     I, Anila Ladha, certify that:

  1. I have reviewed this annual report on Form 10-KSB of UrbanAlien Corporation;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this annual report.

  4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;

     (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of December
       31, 2002 ["Evaluation Date"]; and

     (iii) Presented in the report our conclusions about the
       effectiveness   of   the  disclosure   controls   and
       procedures  based  on  my  evaluation   as   of   the
       Evaluation Date;

  5.      I   have  disclosed,  based  on  my  most   recent
     evaluation,  to  the issuer's auditors  and  the  audit
     committee  of  the  board  of  directors  (or   persons
     fulfilling the equivalent function):

     (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls (none were so noted); and

     (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls (none were so noted); and

  6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  JuLY 8, 2003

/s/ Anila Ladha
---------------------
     Anila Ladha
     Chief Executive Officer
     Chief Financial Officer




                           -PAGE-