Form 10QSB/A
period 2003-03-31
URBANALIEN CORP
filed 2003-07-08
CIK 1172813

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003
Or

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-49816

                    URBANALIEN CORPORATION
             -------------------------------------
     (Exact name of registrant as specified in its charter)

            Nevada                         88-0503197
       -----------------                ------------------
(State or other jurisdiction of     (I.R.S. Employer Identification
incorporation or organization)                  No.)


  5180 Orbitor Drive, Mississauga, Ontario, Canada              L4W 5L9
  -------------------------------------------------            ---------
      (Address of principal executive offices)                 (Zip code)

                         (905) 629-6677
                  ---------------------------
       (Registrant's telephone number, including area code)

                               N/A
                      ---------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2003 was 18,232,500




                              PAGE-1-




                  WINFIELD FINANCIAL GROUP, INC.


                         Table of Contents


                                                                       Page

PART I - FINANCIAL INFORMATION                                           3

  Item 1. Financial Statements

    Balance Sheet                                                        4

    Statement of Operations                                              5

    Statement of Cash Flows                                              6

    Notes to Financial Statements                                        7

  Item 2. Management's Discussion and Plan of Operation                  8

  Item 3. Controls and Procedures

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings

  Item 2.  Changes in Securities

  Item 3. Defaults upon Senior Securities.

  Item 4. Submission of Matters to a Vote of Security Holders.

  Item 5. Other Information.

                                                                        13

  Item 6. Exhibits                                                      13

SIGNATURES                                                              14

CERTIFICATIONS                                                          14

















                              PAGE-2-





                  PART I - FINANCIAL INFORMATION

             Item 1. Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles
for   interim  financial  reporting  and   pursuant  to   the  rules  and
regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB previously filed with the Commission on ***, 2003, and a subsequent amendment made thereto.

The accompanying notes are an integral part of these unaudited financial statements.























                              PAGE-3-






                     URBANALIEN CORPORATION
                  (A Development Stage Company)
                          BALANCE SHEET
                         March 31, 2003




ASSETS

Current Assets

  Cash                                                    $    11,793

Property and equipment, net                                     8,603
                                                          -----------
                                                          $    20,396
                                                          ===========



LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                         $   172,086
 Accounts payable to related parties                          200,832
 Accrued expenses                                              57,694
                                                          -----------
   Total Current Liabilities                                  430,612
                                                          -----------

STOCKHOLDERS' DEFICIT

 Preferred stock, $.001 par value, 5,000,000 shares
   authorized, no shares issued or outstanding
 Common stock, $.001 par value, 50,000,000 shares
   authorized, 18,232,500 shares issued and outstanding        18,233
 Additional paid in capital                                 2,012,667
 Deficit accumulated during the development stage          (2,441,116)
                                                          -----------
   Total Stockholders' Deficit                               (410,216)
                                                          -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $    20,396
                                                          ===========


















                              PAGE-4-






                     URBANALIEN CORPORATION
                  (A Development Stage Company)
                    STATEMENTS OF OPERATIONS
     For the Three Months Ended March 31, 2003 and 2002 and the Period From July 30, 2001 (Inception) Through March 31, 2003


                                                                  Inception
                                                                   Through
                                           2003         2002        2003
                                        --------      ---------   -----------
Revenues                                                          $     9,687
Cost of revenues                        $  6,948                       58,554
                                        --------                  -----------
Gross margin                              (6,948)                     (48,867)

Operating Expenses:
 General and administrative                4,476      $ 105,278     1,316,473
 Impairment                                                           981,188
 Depreciation                              1,273         47,470        94,588
                                        --------      ---------   -----------
Net loss                                $(12,697)     $(152,748)  $(2,441,116)
                                        ========      =========   ===========

Basic and diluted net loss per share    $   (.00)     $    (.01)

Weighted average shares outstanding   18,232,500     17,132,500





















                              PAGE-5-







                      URBANALIEN CORPORATION
                  (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS
       For the Three Months Ended March 31, 2003 and 2002


                                                                    Inception
                                                                     Through
                                                2003      2002         2003
                                             --------  ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                    $(12,697) $(152,748) $(2,441,116)
 Adjustments to reconcile net deficit
  to cash used by operating activities:
  Depreciation                                  1,273     47,470       94,588
  Stock issued for services                                           710,367
  Impairment                                                          981,188
  Bad debt expense                                                      8,897
 Net change in:
  Accounts receivable                                      1,179       (8,897)
  Accounts payable                               (975)                172,086
  Accounts payable to related parties            (977)  (163,733)     200,832
  Accrued expenses                             12,850   ( 39,844)      57,694
                                             --------  ---------  -----------
NET CASH FLOWS USED IN OPERATING
 ACTIVITIES                                      (526)  (307,676)    (224,361)
                                                       ---------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of fixed assets                                 (1,981)    (237,846)
                                                       ---------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock                                    324,000      474,000
                                             --------  ---------  -----------
Net change in cash                               (526)    14,343       11,793
Cash, beginning of period                      12,319      2,827
                                             --------  ---------  -----------
Cash, ending of period                       $ 11,793  $  17,170  $    11,793
                                             ========  =========  ===========

NON-CASH TRANSACTIONS:
 Acquisition of assets for common stock                           $   846,533






















                              PAGE-6-






                     URBANALIEN CORPORATION
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Urbanalien Corporation ("Urbanalien") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Urbanalien's latest annual report filed with the SEC on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.
The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2002, as reported in the 10KSB, have been omitted.






































                              PAGE-7-






       Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

     This Quarterly Report contains forward-looking statements about Urbanalien Corporation's business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Urbanalien Corporation's actual results may differ materially from those indicated by the forward-looking statements.

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


We are waiting to secure a qualification for quotation on the over the counter bulletin board before recommencing implementation of our original business plan.This process has taken much longer than anticipated which discouraged many individuals involved. Once our stock is qualified for quotation, it is our intention to hire new salespeople and additional management and redeploy the kiosks as our prior tests show that we have a viable business product for which we believe there is a market. In order to do so we need to secure $450,000. We believe that being a publicly traded SEC reporting company will facilitate our ability to raise these funds as we will have market visibility and will be subject to on-going SEC disclosure requirement. When these funds are secured, we intend to undertake the following actions to re-implement our business plan during the next 12 months:

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

Three Months Ended March 31, 2003 and March 31, 2002:

Income Statement
----------------             Three Months Ended             Three Months Ended
                                 March 31, 2003                 March 31, 2002
------------------------------------------------------------------------------

Revenues                                      0                             0

Operating Expenses:
Impairment                                    0                             0
Depreciation                              1,273                        47,470
General and Administrative                4,476                       105,278
Cost of Revenue                           6,948                             0
                             -------------------    --------------------------
Net Income/(Loss)                       (12,697)                     (152,748)
                             -------------------    --------------------------


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

Our cash resources of $11,793 as of March 31, 2003 are sufficient to satisfy our cash requirements to keep our business open over the next twelve months in that we have no active operations and are incurring no expenses. As we are currently in the process of developing our business plan for future operations, we cannot estimate at this time the amount necessary to develop our business over the next twelve months. In order to develop our business and become profitable, we will need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing. Accordingly, we have no plan in place to remove the risk that we may not be able to develop our business in the future.

The implementation of our business plan has been delayed. A revised business plan is being developed. The date upon which we will be able to recommence implementing our business plan is uncertain. We have no financial resources to implement our business plan. We have no contracts or agreements for financing. We have no current prospects for generating revenues from our kiosks. Accordingly, we cannot reasonably determine if there will be future revenues in 2003 from our long-lived assets consisting of its kiosks and related software. Accordingly, we recorded an impairment charge of $854,063 and $127,125 for the period from Inception through December 31, 2001 and the year ended December 31, 2002, respectively.

We incurred delays in generating revenues in movie theatres, due to lack of funds, resources and ability to support the customers or continue the trials. We currently have no contracts or agreements that will generate revenue or financing to install and test existing or additional kiosks.

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

Net cash used in operating activities for the three months ended March 31, 2003 was $526 compared to $307,676 for the three months ended March 31, 2002. The cash used in operating activities was primarily attributable to professional services, consulting services and the operation of the business including the deployment of trial programs. Financial activities provided net cash proceeds of $324,000 from the sale of our common stock for the three months ended March 31, 2002. A commission of 10% was paid in cash on our stock sales and recorded as a reduction of the proceeds. There were no stock sales in the three months ended March 31, 2003.

In the three months ended March 31, 2002, investing activities used $1,981 to purchase capital expenditures compared to $0 used in investing activities in the three months ended March 31, 2003.

Cash as of March 31, 2003 totaled $11,793. Our current liabilities as of March 31, 2003 exceeded our current assets by $418,819. We had no commitments for capital expenditures as of March 31, 2003.


                  Item 3. Controls and Procedures

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



                    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities

     None

Item 3. Defaults upon Senior Securities.

NONE

Item 4. Submission of Matters to a Vote of Security Holders.

NONE

Item 5. Other Information.

NONE

                         Item 6. Exhibits

Exhibit           Name and/or Identification of Exhibit
Number
---------------------------------------------------------------------
  3    Articles of Incorporation & By-Laws
          (a) Articles of Incorporation of the Company.*
          (b) By-Laws of the Company.*

  99   Certification Pursuant to Section 906 of the Sarbanes-
       Oxley Act of 2002

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

                    URBANALIEN CORPORATION
                 ------------------------------
                          (Registrant)

By: /s/ Anila Ladha
   -----------------------
Anila Ladha
Chief Executive Officer,



Date: July 8, 2003


                          CERTIFICATIONS

     I, Anila Ladha, certify that:

  1.I have reviewed this quarterly report on Form 10-QSB of URBANALIEN CORPORATION;

  2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

  4.I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
     (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of March 31, 2003 ["Evaluation Date"]; and
     (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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


Date:  July 8, 2003

/s/ Anila Ladha
--------------------
Anila Ladha
Chief Executive Officer,
Chief Accounting Officer
and Chief Financial Officer




                             PAGE-13-