Form 10KSB/A
period 2002-12-31
URBANALIEN CORP
filed 2003-07-29
CIK 1172813

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

Commission File Number 000-49816


                        URBANALIEN CORPORATION
                  -----------------------------------
             (Name of small business issuer in its charter)

        Nevada                                      88-0503197
     -----------                           --------------------------
   (State or other                   (I.R.S. employer identification number)
   jurisdiction of
   incorporation or
    organization)

  5180 Orbitor Drive, Mississauga, Ontario, Canada              L4W 5L9
  -------------------------------------------------            ---------
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


Transitional Small Business Disclosure Format (Check one):
                     Yes [ ]  No [X]
























                          PAGE -i-












PART I............................................................. 3

ITEM 1.  DESCRIPTION OF BUSINESS....................................3

ITEM 2.  DESCRIPTION OF PROPERTY...................................14

ITEM 3.  LEGAL PROCEEDINGS.........................................15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......15

PART II............................................................15

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..15

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.16

ITEM 7.  FINANCIAL STATEMENTS......................................19

INDEPENDENT AUDITORS' REPORT.......................................20

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.......................30

PART III...........................................................30

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
         OF THE EXCHANGE ACT.......................................30

ITEM 10. EXECUTIVE COMPENSATION....................................31

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN
         SECURITY HOLDERS..........................................32

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............32

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..........................34

SIGNATURES.........................................................35














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

The current status of our business is as follows:

  * We have not generated any revenues from the deployment or operation of our kiosks and have a significant operating deficit.
  * We have not developed a viable, revenue-generating revised business plan for the deployment and operation of our kiosks.
  * We have cash available of only $11,793 and our current liabilities exceed current assets by $418,819.
  * We have not identified any sources of the additional financing that will be required to address our current financial difficulties.
  * We have no existing agreements with any content service providers, distributors or customers.

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

Services previously provided by Mr. Brock individually:
None. However, Mr. Brock is the principal of GoPublicToday.com,Inc., which has provided and is currently providing us services under an agreement dated June 26, 2001 as follows:

     GoPublicToday.com's services consists of the preparation and filing of all required documents with regards to (1) a private offering conducted under Rule 504 of Regulation D registered by qualification in the state of Nevada and (2) the full registration, under Section 12(d) or 12(g) of the Securities Exchange Act, of the Form 10-SB; the preparation of Form 211 to be filed with NASD, assist client with locating and negotiating a contract with a licensed level three market maker, and assisting client in answering any and all comment
     letters received from the NASD.    The services continue until
     our securities are qualified for quotation on the over the counter bulletin board.


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

Services previously provided: None. However, Mr. Williams is counsel to GoPublicToday.com, Inc.

Although this agreement has expired, Mr. Williams has orally agreed to provide these services for an additional 6 months without additional compensation.

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

Because we have not developed or implemented a revised business plan for the deployment of our kiosks on a revenue generating basis, you cannot determine whether we will ever become profitable.

Although we acquired and deployed kiosks, we did not generate any revenues from their operation. All kiosks are now in our office. We are currently developing a revised business plan to redeploy the kiosks and generate revenues. However, because our revised business plan has not been developed or implemented, you cannot determine if we will ever become profitable.

Because the concept of our business plan, which we will continue to develop if and when we receive funding, involves public access
interactive  kiosks,   a concept that has not been widely accepted
by the public, we face significant barriers to acceptance of our concept and services.

Our business plan involves the continued use of interactive kiosk terminals, initially installed in several theater locations and to be installed in similar locations if and when we receive adequate funding in the future, to provide entertainment-related content, information, promotions and services. The use of the Internet is a relatively new form by which to provide this information. Traditionally, this type of information and concept is not readily offered at single point to the consumers and the entertainment venues have not implemented the concept to capture the captivated audience in the theatres. Accordingly, we face significant barriers prove our innovative concept and overcome in consumer preferences using the entertainment content and information that we offer.

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

In 2002, investing activities used $146,646 to purchase capital expenditures, as follows:

9 kiosks for Cineplex rollout for the amount of $143,916 and computer equipment for the amount of $2,730. This is the total cost of the nine eP-4000 kiosks which was paid by Touchpoint Management Corporation as we lacked the financial resources at the time to make the purchase ourselves. We acquired these kiosks from Touchpoint Management Corporation for their cost of $143,914.72, and this is included in our accounts payable as a liability owed to a related party as of December 31, 2002.


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

                                                                      Deficit
                                                                   accumulated
                                                     Additional     during the
                            Common Stock               paid in      development    Subscription
                                                       capital         stage       Receivable        Total
                          Shares          Amount
                        ------------   -----------   ------------   ------------   ------------   -----------
Issuance of common
 stock to founders
 for assets              6,289,500         $6,289      $748,451          $-             $-          $754,740

Issuance of common
 stock to founders
 for services            2,775,500          2,776       330,285           -              -           333,061

Issuance of common
 stock for assets          764,942            765        91,028           -              -            91,793

Issuance of common
 stock for cash          1,250,000          1,250       148,750           -              -           150,000

Issuance of common
 stock for services      3,052,558          3,053       363,253           -              -           366,306

Issuance of common
 stock for cash          3,000,000          3,000       321,000           -       (324,000)                -

Net loss                         -              -             -  (1,953,859)             -        (1,953,859)

Balance,
 December 31, 2001      17,132,500         17,133     2,002,767  (1,953,859)      (324,000)         (257,959)


Stock subscription
 collections                     -              -             -           -        324,000           324,000

Issuance of common
 stock for services      1,100,000          1,100         9,900           -              -            11,000

Net loss                         -              -             -    (474,560)             -          (474,560)

Balance,
 December 31, 2002      18,232,500        $18,233    $2,012,667 $(2,428,419)            $-         $(397,519)



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


NOTE 3 - Property and Equipment

Property and equipment consisted of the following at December 31:


                                                                 2002
                                                            --------------
  Computer equipment                                           $ 15,290
  Kiosks                                                        624,734
  Kiosk software                                                444,356
                                                            --------------
                                                              1,084,380
  Less: Accumulated depreciation and amortization              (947,378)
                                                            --------------
                                                               $137,002
                                                            ------- -------

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





                             -35- F-10





A summary of the restatements are as follows:

                                       Previously    Increase
As of December 31, 2002:                 Stated     (Decrease)    Restated
                                     ------------  -----------   ------------
Balance Sheet:
Cash                                 $    12,319                 $   12,319
Property & equipment, net                137,002   $ (127,125)        9,877
                                     ------------  -----------   ------------
Total assets                         $   149,321   $ (127,125)   $   22,196
                                     ============  ===========   ============

Accounts payable                     $   173,061                 $  173,061
Accounts payable - related parties       201,810                    201,810
Accrued expenses                          44,844                     44,844
Preferred stock                                -                          -
Common stock                              18,233                     18,233
Additional paid in capital             2,012,667                  2,012,667
Deficit accumulated during the
 development stage                    (2,301,294)  $ (127,125)   (2,428,419)
                                     ------------  -----------   ------------
Total liabilities and equity         $   149,321   $ (127,125)   $   22,196
                                     ============  ===========   ============
For the year ended December 31, 2002:
Statement of Operations:

Cost of revenues                     $    48,628                 $   48,628
Impairment                                         $  127,125       127,125
Consulting fees                           40,109                     40,109
Professional fees                         32,366                     32,366
Depreciation                              21,203                     21,203
General and administrative               205,129                    205,129
                                     ------------  -----------   ------------
Net loss                             $ ( 347,435)  $ (127,125)   $( 474,560)
                                     ============  ===========   ============
Net loss per common share:
 Basic and diluted                   $      (.02)  $     (.01)   $     (.03)

Weighted average common shares
 Outstanding:
 Basic and diluted                    17,132,774                  17,132,774

















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

Services previously provided by Mr. Brock individually:
None. However, Mr. Brock is the principal of GoPublicToday.com,Inc., which has provided and is currently providing us services under an agreement dated June 26, 2001 as follows:

     GoPublicToday.com's services consists of the preparation and filing of all required documents with regards to (1) a private offering conducted under Rule 504 of Regulation D registered by qualification in the state of Nevada and (2) the full registration, under Section 12(d) or 12(g) of the Securities Exchange Act, of the Form 10-SB; the preparation of Form 211 to be filed with NASD, assist client with locating and negotiating a contract with a licensed level three market maker, and assisting client in answering any and all comment
     letters received from the NASD.    The services continue until
     our securities are qualified for quotation on the over the counter bulletin board.


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

Services previously provided: None. However, Mr. Williams is counsel to GoPublicToday.com, Inc.

Although this agreement has expired, Mr. Williams has orally agreed to provide these services for an additional 6 months without additional compensation.

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

                   UrbanAlien Corporation
               ------------------------------
                        (Registrant)


     Signature                   Title                         Date
   ------------             ---------------                 ----------


/s/ Anila Ladha          Chief Executive Officer           July 28, 2003
--------------------     Chief Accounting Officer
Anila Ladha              and Chief Financial Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                   Title                         Date
   ------------             ---------------                 ----------


/s/ Anila Ladha           President,                       July 28, 2003
--------------------      Chief Executive Officer
Anila Ladha               and Chief Financial Officer


/s/ Shamira Jaffer             Director                    July 28, 2003
----------------------
Shamira Jaffer

























                          PAGE -45-





                          CERTIFICATIONS

     I, Anila Ladha, certify that:

  1.I have reviewed this amended annual report on Form 10-KSB/A of URBANALIEN CORPORATION;

  2.Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report; and

  3.Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this amended annual report.

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


Date:  July 28, 2003

/s/ Anila Ladha
--------------------
Anila Ladha
Chief Executive Officer,
Chief Accounting Officer
and Chief Financial Officer