Form 10QSB/A
period 2003-03-31
URBANALIEN CORP
filed 2003-07-29
CIK 1172813

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
                                                          ===========


















                              PAGE-4-






                     URBANALIEN CORPORATION
                  (A Development Stage Company)
                    STATEMENTS OF OPERATIONS
     For the Three Months Ended March 31, 2003 and 2002 and the Period From July 30, 2001 (Inception) Through March 31, 2003



                                                                   Inception
                                                                    Through
                                           2003         2002          2003
                                        ---------    ---------    -----------
Revenues                                                            $  9,687
Cost of revenues                        $  6,948                      58,554
                                        --------                  -----------
Gross margin                              (6,948)                    (48,867)

Operating Expenses:
 General and administrative                4,476      $ 105,278    1,316,473
 Impairment                                                          981,188
 Depreciation                              1,273         47,470       94,588
                                        --------      ---------   -----------
Net loss                                $(12,697)     $(152,748) $(2,441,116)
                                        ========      =========   ===========

Basic and diluted net loss per share    $   (.00)     $    (.01)

Weighted average shares outstanding   18,232,500     17,132,500





















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



Date: July 28, 2003


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