Form 10QSB
period 2003-06-30
URBANALIEN CORP
filed 2003-09-26
CIK 1172813

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003
Or

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


  5180 Orbitor Drive, Mississauga, Ontario, Canada  L4W 5L9
  ----------------------------------------------------------
      (Address of principal executive offices)    (Zip code)

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2003 was 18,232,500





                              PAGE-1-







                  WINFIELD FINANCIAL GROUP, INC.


                         Table of Contents



Page

PART I - FINANCIAL INFORMATION                                           3

  Item 1. Financial Statements

    Balance Sheet                                                        4

    Statement of Operations                                              5

    Statement of Cash Flows                                              6

    Notes to Financial Statements                                        7

  Item 2. Management's Discussion and Plan of Operation                  8

  Item 3. Controls and Procedures                                       12

PART II - OTHER INFORMATION                                             12

  Item 1.  Legal Proceedings                                            12

  Item 2.  Changes in Securities                                        12

  Item 3. Defaults upon Senior Securities.                              12

  Item 4. Submission of Matters to a Vote of Security Holders.          12

  Item 5. Other Information.                                            13

  Item 6. Exhibits                                                      13

SIGNATURES                                                              14

CERTIFICATIONS                                                          14

















                              PAGE-2-






                  PART I - FINANCIAL INFORMATION

             Item 1. Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles
for   interim  financial  reporting  and   pursuant  to the  rules  and
regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB previously filed with the Commission on July 8, 2003, and a subsequent amendment made thereto.

The accompanying notes are an integral part of these unaudited financial statements.


























                              PAGE-3-





Malone & Bailey, PLLC
==================================
CERTIFIED PUBLIC ACCOUNTANTS
  5440 WESTHEIMER RD., SUITE 2080
  HOUSTON, TEXAS 77056
  (713) 840-1210
  FAX (713) 840-9034
www.malone-baily.com



September 20, 2003

To the Board of Directors
   Urbanalien Corporation


We have reviewed the financial statements of Urbanalien
Corporation for the three months and six months ended June 30, 2003. Professional standards require that we provide you with the following information related to our review.

Accounting Estimates

Accounting estimates are an integral part of the financial statements prepared by management and are based on management's knowledge and experience about past and current events and assumptions about future events. Certain accounting estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ slightly from those expected.

We evaluated the key factors and assumptions used to develop the estimates in determining that they are reasonable in relation to the financial statements as a whole.

Review Adjustments

For purposes of this letter, professional standards define an accounting adjustment as a proposed correction of the financial statements that, in our judgment, may not have been detected except through our review procedures. An accounting adjustment may or may not indicate matters that could have a significant effect on the financial reporting process (that is, cause future financial statements to be materially misstated). In our judgment, none of the adjustments we proposed, whether recorded or unrecorded by the Company, either individually or in the aggregate, indicate matters that could have a significant effect on the Company's financial reporting process. Please find our review adjustments attached as an exhibit to this letter.

Disagreements with Management

For purposes of this letter, professional standards define a disagreement with management as a matter, whether or not resolved to our satisfaction, concerning a financial accounting or reporting matter that could be significant to the financial statements. We are please to report that no such disagreements arose during the course of the review.

Consultations with Other Independent Accountants

In some cases, management may decide to consult with other accountants about accounting matters, similar to obtaining a "second opinion" on certain situations. If a consultation involves application of an accounting principle to the Company's financial statements or a determination of the type of auditor's opinion that may be expressed in those situation, our professional standards require the consulting accountant to check with us to determine that the consultant has all the relevant facts. To our knowledge, there were no such consultations with other accountants.

Difficulties Encountered in Performing the Review

We encountered no significant difficulties in dealing with management in performing and completing our review.

This information is intended solely for the use of the Board of Directors and management of Urbanalien and is not intended to be and should not be used by anyone other than these specified parties.

Very Truly Yours,

/s/ Malone & Bailey, PLLC
----------------------------
Malone & Bailey, PLLC





                              PAGE-4-






                     URBANALIEN CORPORATION
                  (A Development Stage Company)
                          BALANCE SHEET
                          June 30, 2003




ASSETS

Current Assets
 Cash                                                      $     8,444

Property and equipment, net of $7,961
 of accumulated depreciation                                     7,329
                                                           -----------
                                                           $    15,773
                                                           ===========



LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                          $   207,974
 Accounts payable to related parties                           171,233
 Accrued expenses                                               57,694
                                                           -----------
   Total Current Liabilities                                   436,901
                                                           -----------

STOCKHOLDERS' DEFICIT

 Preferred stock, $.001 par value, 5,000,000 shares
   authorized, no shares issued or outstanding
 Common stock, $.001 par value, 50,000,000 shares
   authorized, 18,232,500 shares issued and outstanding         18,233
 Additional paid in capital                                  2,012,667
 Deficit accumulated during the development stage           (2,452,028)
                                                           -----------
   Total Stockholders' Deficit                              (  421,128)
                                                           -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $    15,773
                                                           ===========









                              PAGE-5-






                     URBANALIEN CORPORATION
                  (A Development Stage Company)
                    STATEMENTS OF OPERATIONS
      Three and Six Months Ended June 30, 2003 and 2002 and
 the Period From July 30, 2001 (Inception) Through June 30, 2003


                               Three Months              Six Months            Inception
                               Ended June 30,           Ended June 30,          Through
                             2003        2002          2003         2002         2003
                          ---------   ---------     ---------    ---------    -----------

Revenues                                                                 $    9,687
Cost of revenues          $    187   $  33,794      $  7,135    $  33,794         58,741
                          ---------   ---------     ---------    ---------    -----------
Gross margin               (   187)   ( 33,794)      ( 7,135)    ( 33,794)     (  49,054)

Operating Expenses:
 General and
   administrative            9,450     101,927        13,926      207,205      1,325,923
 Impairment                                                                      981,188
 Depreciation                1,275      59,526         2,548      106,996         95,863
                          ---------   ---------     ---------    ---------    -----------
Net loss                  $(10,912)  $(195,247)     $(23,609)   $(347,995)   $(2,452,028)
                          =========   =========     =========    =========    ===========

Basic and diluted
 net loss per share          $(.00)      $(.01)        $(.00)       $(.02)

Weighted average shares
 outstanding            18,232,500  17,132,500    18,232,500   17,132,500
















                              PAGE-6-






                      URBANALIEN CORPORATION
                  (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS
           Six Months Ended June 30, 2003 and 2002 and
 the Period From July 30, 2001 (Inception) Through June 30, 2003


                                                                   Inception
                                                                    Through
                                             2003        2002        2003
                                          --------    ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                 $(23,609)   $(347,995)  $(2,452,028)
 Adjustments to reconcile net deficit
  to cash used in operating activities:
  Depreciation                               2,548      106,996        95,863
  Stock issued for services                                           710,367
  Impairment                                                          981,188
  Bad debt expense                                                      8,897
 Net change in:
  Accounts receivable                                  ( 14,054)    (   8,897)
  Accounts payable                           4,393                    207,974
  Accounts payable to related parties       (   57)     120,676       171,233
  Accrued expenses                          12,850     ( 39,844)       57,694
                                          --------    ---------   -----------
NET CASH FLOWS USED IN OPERATING
 ACTIVITIES                                ( 3,875)    (174,221)   (  227,709)
                                                      ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of fixed assets                              (146,646)   (  237,846)
                                                      ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock                                   324,000       474,000
                                          --------    ---------   -----------
Net change in cash                         ( 3,875)       3,133         8,444
Cash, beginning of period                   12,319        2,827
                                          --------    ---------   -----------
Cash, ending of period                    $  8,444    $   5,960   $     8,444
                                          ========    =========   ===========

NON-CASH TRANSACTIONS:
 Acquisition of assets for common stock                           $   846,533














                              PAGE-7-






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



























                              PAGE-8-






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

We have cash available of only $8,444 and our current liabilities exceed current assets by $421,128.

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

Current Results of Operations and Financial Status

We have conducted our operations since July 2001. We have been in development stage with limited revenues of $9,687 from inception through June 30, 2003. We have incurred operating losses of $2,452,058 from inception through March 31June 30, 2003. We have spent limited funds on developing trial programs and deployment of
interactive  kiosk  terminals   but  no funds  have  been spent  on
marketing, research and development.

Our revenues were generated from participating in a promotion for Adidas for a promotional firm, OMD/BBDO Canada at which we handed out items such as coupons, T-shirts and bags. In addition, we
have   only   $8,444   of   current  cash  available  with current
liabilities exceeding our current assets by $421,128.

Six Months Ended June 30, 2003 and June 30, 2002:

Income Statement

                                         Six Months
                                        Ended June 30,
                                      2003         2002
                                   ----------   ----------
Revenues
Cost of revenues                   $   7,135    $  33,794
                                   ----------   ----------
Gross margin                         ( 7,135)    ( 33,794)

Operating Expenses:
 General and
   administrative                     13,926      207,205
 Impairment
 Depreciation                          2,548      106,996
                                   ----------   ----------
Net loss                            $(23,609)   $(347,995)
                                   ==========   ==========

Three Months Ended June 30, 2003 and June 30, 2002:


                                      Three Months
                                     Ended June 30,
                                      2003         2002
                                   ----------   ----------
Revenues
Cost of revenues                   $     187    $  33,794
                                   ----------   ----------
Gross margin                         (   187)    ( 33,794)

Operating Expenses:
 General and
   administrative                      9,450      101,927
 Impairment
 Depreciation                          1,275       59,526
                                   ----------   ----------

Net loss                            $(10,912)   $(195,247)
                                   ==========   ==========

Liquidity and Capital Resources

We have conducted our operations since July 2001. We have been in the development stage with limited revenues of $9,687 and operating losses of $2,452,028 from inception through June 30, 2003. We have spent
limited   funds  on   developing  trial  programs  and deployment  of
interactive kiosk terminals but no funds have been spent on marketing, research and development.

Our cash resources of $8,444 as of June 30, 2003 are sufficient to satisfy our cash requirements to keep our business open over the next twelve months in that we have no active operations and are incurring no expenses. As we are currently in the process of developing our business plan for future operations, we cannot estimate at this time the amount necessary to develop our business over the next twelve months. In order to develop our business and become profitable, we
will need to secure additional debt or equity funding.   We hope  to
be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs,
may not raise the required funding.   There  are  no preliminary  or
definitive agreements or understandings with any party for such financing. Accordingly, we have no plan in place to remove the risk that we may not be able to develop our business in the future.

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

Net cash used in operating activities for the six months ended June 30, 2003 was $3,875 compared to $174,221 for the six months ended June 30, 2002. The cash used in operating activities was
primarily   attributable   to  professional  services, consulting
services and the operation of the business including the deployment of trial programs. Financial activities provided net cash proceeds of $324,000 from the sale of our common stock for the six months
ended June 30, 2002.   A commission of 10% was paid in cash on our
stock sales and recorded as a reduction of the proceeds. There were no stock sales in the six months ended June 30, 2003.

In the six months ended June 30, 2002, investing activities used
$146,646 to purchase capital expenditures compared to $0 used in investing activities in the six months ended June 30, 2003.

Cash as of June 30, 2003 totaled $8,444. Our current liabilities as of June 30, 2003 exceeded our current assets by $421,128. We had no commitments for capital expenditures as of June 30, 2003.


                  Item 3. Controls and Procedures

Based on their most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter to which this report relates, there were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.




                    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities

     None

Item 3. Defaults upon Senior Securities.

NONE

Item 4. Submission of Matters to a Vote of Security Holders.

NONE

Item 5. Other Information.

NONE

                         Item 6. Exhibits

Exhibit           Name and/or Identification of Exhibit
Number
------------------------------------------------------------------
  3    Articles of Incorporation & By-Laws
          (a) Articles of Incorporation of the Company.*
          (b) By-Laws of the Company.*

  31   Certification

  32   Certification


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



Date: September 25, 2003