Form 10QSB
period 2003-09-30
URBANALIEN CORP
filed 2003-11-12
CIK 1172813

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003
Or

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-49816

                    URBANALIEN CORPORATION
             -------------------------------------
     (Exact name of registrant as specified in its charter)

            Nevada                         88-0503197
       -----------------                ------------------
(State or other jurisdiction of     (I.R.S. Employer Identification
incorporation or organization)                  No.)


  5180 Orbitor Drive, Mississauga, Ontario, Canada              L4W 5L9
  -------------------------------------------------            ---------
      (Address of principal executive offices)                 (Zipv code)

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





                              PAGE-1-






                  Urbanalien Corporation

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




































                              PAGE-3-





                   URBANALIEN CORPORATION
                (A Development Stage Company)
                        BALANCE SHEET
                     September 30, 2003






ASSETS



Current Assets

 Cash                                                     $     4,065

Property and equipment, net of $9,236
 of accumulated depreciation                                    6,054
                                                          -----------
                                                          $    10,119
                                                          ===========



LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                         $   208,912
 Accounts payable to related parties                          170,417
 Accrued expenses                                              57,694
                                                          -----------
   Total Current Liabilities                                  437,023
                                                          -----------

STOCKHOLDERS' DEFICIT

 Preferred stock, $.001 par value, 5,000,000 shares
   authorized, no shares issued or outstanding
 Common stock, $.001 par value, 50,000,000 shares
   authorized, 18,232,500 shares issued and outstanding        18,233
 Additional paid in capital                                 2,012,667
 Deficit accumulated during the development stage          (2,457,804)
                                                          -----------
   Total Stockholders' Deficit                             (  426,904)
                                                          -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $    10,119
                                                          ===========














                              PAGE-4-






                   URBANALIEN CORPORATION
                (A Development Stage Company)
                  STATEMENTS OF OPERATIONS
 Three and Nine Months Ended September 30, 2003 and 2002 and the Period From July 30, 2001 (Inception) Through September 30, 2003




                              Three Months              Nine Months        Inception
                           Ended September 30,      Ended September 30,     Through
                              2003        2002         2003        2002        2003
                           --------    ---------    --------   ---------   -----------

Revenues                                                                      $  9,687
Cost of revenues           $      -    $  6,470     $  7,135   $  40,264        58,741
                           --------    ---------    --------   ---------   -----------
Gross margin                      -    (  6,470)    (  7,135)   ( 40,264)     ( 49,054)

Operating Expenses:
 General and
   administrative             4,501      18,696       18,427     225,901     1,330,424
 Impairment                                                                    981,188
 Depreciation                 1,275      23,612        3,823     130,608        97,138
                           --------    ---------    --------   ---------   -----------
Net loss                   $ (5,776)  $ (48,778)    $(29,385)  $(396,773)  $(2,457,804)
                           ========    =========    ========   =========   ===========

Basic and diluted
 net loss per share           $(.00)      $(.00)       $(.00)      $(.02)

Weighted average shares
 outstanding             18,232,500  17,132,500   18,232,500  17,132,500






















                              PAGE-5-






                    URBANALIEN CORPORATION
                (A Development Stage Company)
                  STATEMENTS OF CASH FLOWS
      Nine Months Ended September 30, 2003 and 2002 and
the Period From July 30, 2001 (Inception) Through September 30, 2003




                                                                        Inception
                                                                         Through
                                                   2003        2002        2003
                                                 --------   ---------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                        $(29,385)  $(396,773)  $(2,457,804)
 Adjustments to reconcile net deficit
  to cash used in operating activities:
  Depreciation                                      3,823     130,608        97,138
  Stock issued for services                                                 710,367
  Impairment                                                                981,188
  Bad debt expense                                                            8,897
 Net change in:
  Accounts receivable                                        ( 14,054)     (  8,897)
  Accounts payable                                  5,331    ( 15,299)      208,911
  Accounts payable to related parties               ( 873)    157,179       170,417
  Accrued expenses                                 12,850    ( 39,844)       57,694
                                                 --------   ---------   -----------
NET CASH FLOWS USED IN OPERATING
 ACTIVITIES                                       ( 8,254)   (178,183)    ( 232,089)
                                                            ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of fixed assets                                    (146,646)   (  237,846)
                                                            ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock                                         324,000       474,000
                                                 --------   ---------   -----------
Net change in cash                                ( 8,254)     (  829)        4,065
Cash, beginning of period                          12,319       2,827
                                                 --------   ---------   -----------
Cash, ending of period                           $  4,065   $   1,998   $     4,065
                                                 ========   =========   ===========

NON-CASH TRANSACTIONS:
 Acquisition of assets for common stock                                 $   846,533














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





                              PAGE-7-





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

We have cash available of only $4,065 and our current liabilities exceed current assets by $426,904.

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





                              PAGE-8-






Action Step                          Timing in months after we secure funding
-----------------------------       ------------------------------------------
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





                              PAGE-9-





Current Results of Operations and Financial Status

We have conducted our operations since July 2001. We have been in development stage with limited revenues of $9,687 from inception through June 30, 2003. We have incurred operating losses of
$2,452,058 from inception through June 30, 2003.   We  have  spent
limited  funds  on  developing  trial  programs  and  deployment  of interactive kiosk terminals but no funds have been spent on marketing, research and development.

Our revenues were generated from participating in a promotion for Adidas for a promotional firm, OMD/BBDO Canada at which we handed out items such as coupons, T-shirts and bags. In addition, we
have   only   $4,605   of   current  cash  available  with  current
liabilities exceeding our current assets by $421,128.

Three Months Ended September 30, 2003 and September 30, 2002:

Income Statement

                             Three Months
                          Ended September 30,
                           2003        2002
                         --------   ---------
Revenues

Cost of revenues         $      -   $   6,470
                         --------   ---------
Gross margin                    -     ( 6,470)

Operating Expenses:
 General and
   administrative           4,501      18,696
 Impairment
 Depreciation               1,275      23,612
                         --------   ---------
Net loss                 $ (5,776)  $ (48,778)
                         ========   =========

Three Months Ended September 30, 2003 and September 30, 2002:

                                       Nine Months
                                    Ended September 30,
                                      2003      2003
                                   --------   ---------
Revenues
Cost of revenues                   $  7,135   $  40,264
                                   --------   ---------
Gross margin                        ( 7,135)   ( 40,264)

Operating Expenses:
 General and
   administrative                    18,427     225,901

 Depreciation                         3,823     130,608
                                   --------   ---------
Net loss                           $(29,385)  $(396,773)

Liquidity and Capital Resources

We have conducted our operations since July 2001. We have been in the development stage with limited revenues of $9,687 and operating losses of $2,457,804 from inception through September 30, 2003. We have spent limited funds on developing trial programs and deployment of interactive kiosk terminals but no funds have been spent on marketing, research and development.

Our cash resources of $4,065 as of September 30, 2003 are sufficient to satisfy our cash requirements to keep our business open over the next twelve months in that we have no active operations and are incurring no expenses. As we are currently in the process of developing our business plan for future operations, we cannot estimate at this time the amount necessary to develop our business over the next twelve months. In order to develop our business and become profitable, we
will need to secure additional debt or equity funding.   We  hope  to
be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs,
may not raise the required funding.   There  are  no  preliminary  or
definitive agreements or understandings with any party for such financing. Accordingly, we have no plan in place to remove the risk that we may not be able to develop our business in the future.

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




                              PAGE-10-




Net cash used in operating activities for the nine months ended September 30, 2003 was $8,254 compared to $178,183 for the nine months ended September 30, 2002. The cash used in operating activities was
primarily   attributable   to  professional  services,   consulting
services and the operation of the business including the deployment of trial programs. Financial activities provided net cash  proceeds of $324,000 from the sale of our common stock for the nine  months
ended September 30, 2002.   A commission of 10% was paid in cash on our
stock sales and recorded  as a  reduction of the  proceeds.   There
were no stock sales in the nine months ended September 30, 2003.

In the nine months ended September 30, 2002, investing activities used $146,646 to purchase capital expenditures compared to $0 used in investing activities in the nine months ended September 30, 2003.

Cash as of September 30, 2003 totaled $8,444. Our current liabilities as of June 30, 2003 exceeded our current assets by $421,128. We had no commitments for capital expenditures as of June 30, 2003.


                  Item 3. Controls and Procedures

The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.




                    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities

     None

Item 3. Defaults upon Senior Securities.

     NONE

Item 4. Submission of Matters to a Vote of Security Holders.

     NONE

Item 5. Other Information.

     NONE







                              PAGE-11-






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



































                              PAGE-12-






                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                    URBANALIEN CORPORATION
                 ------------------------------
                          (Registrant)

By: /s/ Anila Ladha
   -----------------------
Anila Ladha
Chief Executive Officer and Chief Financial Officer



Date: November 7, 2003



































                              PAGE-13-