Form 10KSB
period 2003-12-31
URBANALIEN CORP
filed 2004-05-04
CIK 1172813

ANNUAL REPORT

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the Fiscal Year Ended December 31, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the Transition Period ____________ to _____________.

Commission File Number 000-49816

                   URBANALIEN CORPORATION
  ---------------------------------------------------------
       (Name of small business issuer in its charter)

    Nevada                               88-0503197
 -----------                            ------------
 (State or other          (I.R.S. employer identification number)
 jurisdiction of
 incorporation or
  organization)



5180 Orbitor Drive, Mississauga, Ontario, Canada         L4W 5L9
-------------------------------------------------------------------
(Address of principal executive offices)                (Zip code)

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


As of the date of this filing, the Company's Common Stock is trading on a national exchange.

The  number  of shares outstanding of each of  the  issuer's
classes  of  common  equity, as of  December 31,  2003   was
18,582,500.


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


 Transitional Small Business Disclosure Format (Check one):
                      Yes [ ]  No [X]



PART I.............................................................1

ITEM 1.  DESCRIPTION OF BUSINESS...................................1

ITEM 2.  DESCRIPTION OF PROPERTY..................................17

ITEM 3.  LEGAL PROCEEDINGS........................................17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......17

PART II...........................................................18

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS...........................................................18

ITEM 6. PLAN OF OPERATION.........................................19

ITEM 7.  FINANCIAL STATEMENTS.....................................24

INDEPENDENT AUDITORS' REPORT......................................25

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE ..............................31

PART III..........................................................32

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
OF THE EXCHANGE ACT...............................................33

ITEM 10. EXECUTIVE COMPENSATION...................................34

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN
SECURITY HOLDERS..................................................34

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........35

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.........................36

ITEM 14.  CONTROLS AND PROCEDURES   ............................. 37

ITEM 15. FEES FOR ACCOUNTING SERVICES ............................38

SIGNATURES........................................................39

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

We are currently developing a revised business plan as to how to deploy our kiosks in the future. We recently obtained our qualification for quotation on the over the counter bulletin board however this process took much longer than anticipated which discouraged many individuals involved. Now that our stock is qualified for quotation, it is our intention to hire new salespeople and additional management and redeploy the kiosks as our prior tests show that we have a viable business product for which we believe there is a market. In order to do so we need to secure $450,000. We believe that being a publicly traded SEC reporting company will facilitate our ability to raise these funds as we will have market visibility and will be subject to on-going SEC disclosure requirement. If and when these funds are secured, we will then intend to undertake the following actions to re-implement our business plan during the next 12 months:


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

Urbanalien is a development stage entity with limited operations and limited revenues of $9,687 from inception through December 31, 2003. We have conducted our operations since July 2001. For 2003 and 2002, Urbanalien incurred losses of $44,151 and $474,560 and at December 31, 2003 had a capital deficit of $416,670. From our inception to December 31, 2003, we incurred operating losses of $2,472,570 from the operation of our kiosks. We have spent no funds on research and development. Because of these factors, Urbanalien will require additional working capital to develop its business operations.


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

Summary of asset acquisition transactions

In July 2001, Urbanalien issued total of 7,054,442 shares of common stock to Anila Ladha, Shamira Jaffer, Richard Griffiths, Edward Hamilton, Lorin Tarr, Dan Devine and
TouchPoint Management Corporation for assets. The assets were 4 custom designed and built kiosks described as the Jetson Units above, Urbanalien custom software application used by the kiosks, and a small amount of computer equipment. The 4 Jetson Unit kiosks were valued at $391,027, or approximately $97,500 each, and the software was valued at $444,356. $391,027 represents historical cost of the four interactive kiosks and is made up of the cost of development mock-up, design and constructions of the kiosks. $444,356 represents historical cost of software which runs on Urbanalien kiosks. The $11,150 of computer equipment was actual cost of the equipment. Historical cost recorded for the kiosks and software was the actual amounts paid by these founders to non-related third parties. The shares were valued at $.12 per share. The kiosks, software and computer equipment were acquired within two years of the date of transfer. Of the $846,533, approximately $800,000 represents amounts paid to non-affiliated third parties and related third party out of pocket costs and the remainder represents reimbursement to Mr. Richard Griffiths for time spent on software development at rates we would have paid to non-affiliated third parties. A summary of these transactions is as follows:


    -----------------------------------------------------------
          Summary of Assets             Value of Assets
    -----------------------------------------------------------
          Kiosks                             $  391,027.00
          CompEquip                          $   11,150.00
          Software                           $  444,356.00
                                             ----------------
                                             $  846,533.00
    -----------------------------------------------------------

    ---------------------------------------------------------------------
     Total Shares for Assets              Shares                 Value
     --------------------------------------------------------------------
     Anila Ladha                       2,209,825.00        $  265,179.00
     Shamira Jaffer                    2,209,825.00           265,179.00
     Richard Griffiths                 1,869,850.00           224,382.00
     Edward Hamilton                     552,458.00            66,295.00
     Lorne Tarr and Dan Devine             6,942.00               833.00
     Touchpoint Management Corporation   205,542.00            24,665.00

      TOTAL                               7,054,442        $  846,533.00
     --------------------------------------------------------------------

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

We  have  no  agreements or understandings with  theater  or
other  locations  for placement of our  kiosks.   Since  our
inception through December 31, 2003, we incurred losses of $2,482,570 for operations of the kiosks.

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

We have conducted our operations since July 2001. We have been at development stage with limited revenues of $9,687 from inception through December 31, 2003. We have incurred operating losses of $2,472,570 from inception through December 31, 2003.

Our cash resources of $2,776 as of December 31, 2003 are not sufficient to satisfy our cash requirements to keep our business open over the next twelve months in that we have no active operations and are incurring no expenses. We need $450,000 to implement our new business plan to develop our business over the next twelve months. In order to develop our business and become profitable, we will need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.


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

Because significant up-front expenses to develop our business, we anticipate that we may incur losses until revenues are sufficient to cover our operating costs. Future losses are likely before our operations become profitable. As a result of our lack of operating history, you will have no basis upon which to accurately forecast our:

     *    Total assets, liabilities, and equity
     *    Total revenues
     *    Gross and operating margins
     *    Operating costs

Accordingly,  the  proposed  business  plans  described  may not either materialize or prove successful and we may never be profitable. Also, you have no basis upon which to judge our ability to develop our business and you will be unable to forecast our future growth.

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

We   have lost the services of Mr. Steve Billinger  due   to
what   we   believe to be Mr. Billinger's considering   that
it   had taken  longer  than he had anticipated to implement
our  business plan.

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

There are 9,517,500 shares of our common stock held by non- affiliates and 9,065,000 shares of our common stock held by affiliates that Rule 144 of the Securities Act of 1933 defines as restricted securities. No shares have been sold pursuant to Rule 144 of the Securities Act of 1933. Of the shares owned by non- affiliates, 6,167,499 are currently available for resale under the provisions of Rule 144(k) and the remainder may be resold without further registration as they were sold in a state registered offering under the provisions of Rule 504 of Regulation D. The remaining shares may be resold under Rule 144. Of these remaining shares, 2,695,000 held by an affiliate are subject to a right of first refusal with us.

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

PART  I  -  ITEM  4.  SUBMISSION OF MATTERS  TO  A  VOTE  OF
SECURITY HOLDERS

We did not hold a shareholders meeting in 2003, thus there was no vote of securities holders in 2003. We anticipate holding an initial annual shareholder meeting in May, 2004.

PART II

PART II - ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Market Information

The Company's common stock (the "Common Stock") is traded on the OTC Bulletin Board under the symbol "UBAL.OB".

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

Reports to Shareholders

We have become subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will file periodic reports, proxy statements and other information with the Securities and Exchange Commission. We intend to voluntarily send an annual report with audited financial statements to our security holders.

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


PART II - ITEM 6.  PLAN OF OPERATION

Overview

We have been engaged in the  business  of  deploying   high-
speed, interactive kiosk terminals in theaters and similar public venues.

We have recently secured a qualification for quotation on the over the counter bulletin board. This process took much longer than anticipated which discouraged many individuals involved. We are currently developing a revised business plan as to how to deploy our kiosks in the future. We recently obtained our qualification for quotation on the over the counter bulletin board however this process took much longer than anticipated which discouraged many individuals involved. Now that our stock is qualified for quotation, it is our intention to hire new salespeople and additional management and redeploy the kiosks as our prior tests show that we have a viable business product for which we believe there is a market. In order to do so we need to secure $450,000. We believe that being a publicly traded SEC reporting company will facilitate our ability to raise these funds as we will have market visibility and will be subject to on-going SEC disclosure requirement. If and when these funds are secured, we will then intend to undertake the following actions to re-implement our business plan during the next 12 months:


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



Current Results of Operations and Financial Status

We have conducted our operations since July 2001. We have been in development stage with limited revenues of $9,687 from inception through December 31, 2003. We have incurred operating losses of $2,472,570 from inception through December 31, 2003. We have spent limited funds on developing trial programs and deployment of interactive kiosk terminals but no funds have been spent on marketing, research and development.

Our revenues were generated from participating in a promotion for Adidas for a promotional firm, OMD/BBDO Canada at which we handed out items such as coupons, T-shirts and bags. In addition, we have only $2,776 of current cash available with current liabilities exceeding our current assets by $416,670.

Year  Ended December 31, 2003 and the period from  July  30,
2001 (Inception) through December 31, 2003:

------------------------------------------------------------------------
Income Statement         Year Ended December         Inception through
                             31, 2002                December 31, 2003
------------------------------------------------------------------------

Revenues                         0                         9,687

Operating Expenses:
Impairment                      6,053                   $987,242
Marketing and Selling            0                         6,962
General and Administrative     30,962                  1,436,274
Cost of Revenue                 7,135                     58,741
                           ---------------------------------------------
Net Income/(Loss)             (44,151)                (2,472,570)
                           ---------------------------------------------


Liquidity and Capital Resources

We have conducted our operations since July 2001. We have been in the development stage with limited revenues of $9,687 and operating losses of $2,472,570 from inception through December 31, 2003. We have spent limited funds on developing trial programs and deployment of interactive kiosk terminals but no funds have been spent on marketing, research and development.

Our cash resources of $2,776 as of December 31, 2003 are not sufficient to satisfy our cash requirements to keep our business open over the next twelve months in that we have no active operations and are incurring no expenses. We need $450,000 to implement our new business plan to develop our business over the next twelve months. In order to develop our business and become profitable, we will need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.

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

We have no current prospects for generating revenues from our kiosks. Accordingly, we cannot reasonably determine if there will be future revenues in 2004 from our long-lived assets consisting of its kiosks and related software.

Accordingly,   we  recorded  an   impairment    charge    of
$127,125   and   $6,054  at December  31,  2002   and  2003,
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

Net cash used in operating activities for the year ended December 31, 2003 compared to the period from inception to December 31, 2003 was $14,543 compared to $55,972. The cash used in operating activities was primarily attributable to professional services, consulting services and the operation of the business including the deployment of trial programs. Financing activities provided net cash proceeds of $5,000 and $150,000 for the year ended December 31, 2003 and the period from inception through December 31, 2001. Cash from financing activities is from the sale of our common stock since inception. A commission of 10% was paid in cash on our stock sales and recorded as a reduction of the proceeds. Cash used in investing activities for the year ended December 31, 2003 compared to the period from inception through December 31, 2002 was $0 and $237,847, respectively.

Cash  as  of  December 31, 2003 totaled $2,776. Our  current liabilities  as  of December 31, 2003 exceeded  our  current
assets  by   $416,670.  We  had no commitments  for  capital
expenditures as of December 31,  2003.

PART II - ITEM 7.  FINANCIAL STATEMENTS

The following documents (pages 25-30) form part of the report on the Financial Statements


                                                         PAGE

Independent Auditor's Report                              25

Balance Sheets                                            26

Statements of Operations                                  27

Statement of Stockholders' Equity                         28

Statement of Cash Flows                                   29

Footnotes                                                 30

                INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
  Urbanalien Corporation
  (A Development Stage Company)
  Toronto, Ontario Canada

We have audited the accompanying balance sheet of Urbanalien Corporation as of December 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years then ended, and the period from July 30, 2001 (Inception) through December 31, 2003. These financial statements are the responsibility of Urbanalien's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urbanalien Corporation as of December 31, 2003, and the results of its operations and its cash flows for each of the two years then ended and for the period from July 30, 2001 (Inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, Urbanalien has incurred a loss of $44,151 and $474,560 for 2003 and 2002, and at December 31, 2003 had a working capital deficit of $416,670. Urbanalien will require additional working capital to develop its business until Urbanalien achieves a level of revenues adequate to generate sufficient cash flows from operations. These conditions raise substantial doubt about Urbanalien's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com


April 5, 2004

                   URBANALIEN CORPORATION
                (A DEVELOPMENT STAGE COMPANY)
                        BALANCE SHEET
                      December 31, 2003


                      ASSETS

Current assets
  Cash                                                  $  2,776

                                                        ---------
                                                        $  2,776
                                                        =========
  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                      $208,841
  Accounts payable - related party                       172,911
  Accrued expenses                                        37,694
                                                        ---------
    Total current liabilities                            419,446
                                                        ---------

STOCKHOLDERS' DEFICIT:
 Preferred stock; $.001 par value, 5,000,000 authorized,       -
  none issued and authorized
 Common stock, $.001 par value, 50,000,000 shares
  authorized, 18,582,500 shares issued and outstanding     18,583
  Additional paid in capital                            2,037,317
  Deficit accumulated during the development stage      (2,472,570)
                                                        ----------
    Total Stockholders' Deficit                         (416,670)
                                                        ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $  2,776
                                                        ==========






           See accompanying summary of accounting
                          policies
             and notes to financial statements.

                   URBANALIEN CORPORATION
                (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF OPERATIONS
            Year Ended December 31, 2003 and 2002
 and Period from July 30, 2001 (Inception) through December
                          31, 2003

                                 Years Ended          Inception through
                                 December 31,            December 31,
                               2003         2002            2003
                            -----------   -----------  -------------

Revenues                    $       -     $       -    $    9,687
Cost of revenues                7,135        48,628        58,741
                            -----------   -----------  -------------
Gross loss                    (7,135)      (48,628)      (49,054)
                            -----------   -----------  -------------

  General and administrative   27,140       277,604     1,339,137
  Impairment                    6,054       127,125       987,242
  Depreciation                  3,822        21,203        97,137
                            -----------   -----------  -------------
                               37,016       425,932     2,423,516
                            -----------   -----------  -------------

Net loss                    $(44,151)     $(474,560)   $(2,472,570)
                            ===========   ===========  =============

Net loss per share:
  Basic and diluted         $  (0.00)     $   (0.03)
                            ===========   ===========
Weighted average shares
  outstanding:
    Basic and diluted      18,314,966     17,132,774
                            ===========   ===========





           See accompanying summary of accounting
                          policies
             and notes to financial statements.

                   URBANALIEN CORPORATION
                (A DEVELOPMENT STAGE COMPANY)
             STATEMENTS OF STOCKHOLDERS' DEFICIT
             Year Ended December 31, 2003 & 2002
      and Period from July 30, 2001 (Inception) through
                      December 31, 2001


                              Common stock      Additional    Deficit
                                                paid in      accumulated   Subscription    Total
                                                capital        during      receivable
                                                             development
                            Shares    Amount                   stage
                           --------  --------   ----------   -----------   -----------    ---------

Issuance of common
 stock to                  6,289,500   $6,289    $748,451    $      -        $     -       $754,740
founders for assets

Issuance of common
  stock to                 2,775,500    2,776     330,285           -              -        333,061
founders for
services

Issuance of common           764,942      765      91,028           -              -         91,793
  stock for assets

Issuance of common         1,250,000    1,250     148,750           -              -        150,000
  stock for cash

Issuance of common
  stock for                3,052,558    3,053     363,253           -              -        366,306
  services

Issuance of common         3,000,000    3,000     321,000           -       (324,000)             -
  stock for cash

Net loss                           -        -           -  (1,953,859)             -     (1,953,859)
                           --------  --------   ----------   -----------   -----------    ---------
Balance,
  December 31, 2001       17,132,500   17,133    2,002,767 (1,953,859)      (324,000)      (257,959)

Stock subscription                 -        -            -          -        324,000        324,000
  collections

Issuance of
common stock for           1,100,000    1,100        9,900          -              -         11,000
  services

Net loss                           -        -            -   (474,560)             -       (474,560)
                           --------  --------   ----------   -----------   -----------    ---------
Balance,
  December 31, 2002       18,232,500   18,233    2,012,667   (2,428,419)           -       (397,519)

Issuance of common stock
 for debt and
 cash to                     350,000      350       24,650            -            -         25,000
 related party

Net loss                           -        -            -      (44,151)           -        (44,151)
                           --------  --------   ----------   -----------   -----------    ---------
Balance,
 December 31, 2003        18,582,500   $18,583   $2,047,317   $(2,472,570)   $     -      $(416,670)
                           ========  ========   ==========   ===========   ===========    =========


See accompanying summary of accounting policies and notes to financial statements.

                   URBANALIEN CORPORATION
                (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CASH FLOWS
            Year Ended December 31, 2003 and 2002
 and Period from July 30, 2001 (Inception) through December
                          31, 2003


                                          Years Ended        Inception through
                                          December 31,          December 31,
                                        2003         2002          2003
                                     -----------   -----------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                               $(44,151)    $(474,560)   $(2,472,570)
Adjustments to reconcile net
  deficit to cash used by
  operating activities:
    Depreciation and amortization         3,822        21,203         97,138
    Stock issued for services                 -        11,000        710,367
    Impairment                            6,054       127,125        987,242
    Bad debt expense                          -         8,897          8,897
Net change in:
  Accounts receivable                         -         4,312         (8,897)
  Accounts payable                        6,882       174,005        381,752
  Accrued expenses                       12,850       (39,844)        57,694
                                     -----------   -----------  -------------

CASH FLOWS USED IN OPERATING
  ACTIVITIES                            (14,543)     (167,862)      (238,377)
                                     -----------   -----------  -------------

CASH FLOWS FROM INVESTING
  ACTIVITIES
    Capital expenditures                      -      (146,646)      (237,847)
                                     -----------   -----------  -------------

CASH FLOWS FROM FINANCING
  ACTIVITIES
    Issuance of stock for cash            5,000       324,000        479,000
                                     -----------   -----------  -------------

NET INCREASE IN CASH                     (9,543)        9,492          2,776
Cash, beg. of period                     12,319         2,827              -
                                     -----------   -----------  -------------
Cash, end of period                   $   2,776     $  12,319      $   2,776
                                     ===========   ===========  =============

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                         $       -     $       -      $       -
Income tax paid                       $       -     $       -      $       -

NON-CASH TRANSACTIONS:
  Acquisition of assets for
    common stock                      $       -     $       -      $ 846,533
  Issuance of stock for debt             20,000             -         30,000




See accompanying summary of accounting policies and notes to financial statements.

                   URBANALIEN CORPORATION
                (A DEVELOPMENT STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business

Urbanalien Corporation ("Urbanalien") was organized to provide high speed Internet access kiosks in movie theaters. Urbanalien was incorporated in Nevada on July 30, 2001. The Company has devoted its activities to raising capital, developing products, establishing marketing alliances, establishing interactive kiosk terminals and developing markets. Urbanalien has no current operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Long-Lived Assets

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed by applying the straight-line method over their estimated useful lives (three to five years). Urbanalien performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Urbanalien has incurred delays in the implementation of its business plan. This has caused Urbanalien to determine its ability to earn sufficient revenues in the next 12 months is impaired, therefore management determined its long-lived assets had become impaired and recorded impairment charges of $6,054 and $127,125 for 2003 and 2002, respectively.

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

NOTE 2 - GOING CONCERN

Urbanalien is a development stage entity with limited operations. For 2003 and 2002, Urbanalien incurred losses of $44,151 and $474,560 and at December 31, 2003 had a capital deficit of $416,670. Because of these factors, Urbanalien will require additional working capital to develop its business operations.

Urbanalien  intends  to  raise  additional  working  capital either  through private placements, public offerings  and/or
bank  financing.   As of April 5, 2004, Urbanalien  had  not
entered into any financing or equity transactions.


NOTE 3 - RELATED PARTY TRANSACTIONS

Related party transactions are as follows:

In May 2002, Urbanalien amended its agreement with an entity owned by two officers and shareholders, who also devote time to that entity, for the use of office furniture, reception facilities, general office functions like record keeping and payroll service and telephone and Internet connections. The agreement is for $12,000 per month from May 1, 2002 through December 31, 2004. In October 2002, Urbanalien suspended this agreement until its operations require these services. Urbanalien has $142,397 recorded in accounts payable - related party under this agreement as of December 31, 2003.

In August 2001, Urbanalien entered into a one year agreement with an entity owned by an officer, who also devotes time to that entity, for the development of Urbanalien's website and technical assistance in maintaining the website. The entity will provide technical assistance for the website through August 2002. 612,500 shares valued at $73,500 was issued during 2001 as compensation for these services. Urbanalien has $30,519 recorded in accounts payable - related party under this agreement as of December 31, 2003.

At inception, Urbanalien paid a related entity owned by two officers and shareholders, who also devote time to that entity, $89,792 for kiosks.


NOTE 4 - STOCKHOLDERS' EQUITY

In October 2003 UrbanAlien issued 350,000 shares of common stock for $5,000 cash and $20,000 of accrued expenses to a related party.

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

NOTE 5 - INCOME TAXES

For the period ended December 31, 2003, Urbanalien incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,493,000 at December 31, 2003, and will expire in the year 2023.

Deferred income taxes consist of the following at December
31:

                                    2003
  Long-term:
    Deferred tax assets         $  504,000
    Valuation allowance
                                  (504,000)
                                $        -




PART  II  -  ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None--Not Applicable

PART III

PART III - ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
AND  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)  OF  THE
EXCHANGE ACT

The names, ages and positions of the Company's directors and executive officers are as follows:

Name                     Age            Position
----------------------------------------------------------------
Anila Ladha              46       Acting Chief Executive Officer,
                                  Secretary, Director, CFO
                                  and principal accounting officer

Shamira Jaffer           42       Treasurer, Director, COO
----------------------------------------------------------------

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

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended December 31, 2003 beneficial owners complied with Section 16(a) filing requirements applicable to them to the extent they had no trading activity in 2002. Form 5's have now been filed.

PART III - ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth summary information concerning the compensation received for services rendered to us during the fiscal year ended December 31, 2001 by our Chief Executive Officer. No other executive officers received aggregate compensation during our last fiscal year that exceeded, or would exceed on an annualized basis, $100,000.

Name                     Position         Year        Salary
----------------------------------------------------------------
Richard Griffiths          CEO            2001      $84,217 [1]
                                          2002      $10,570
----------------------------------------------------------------

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

  Name                                 Number of Shares     Percentage
----------------------------------------------------------------------
   Anila Ladha                           3,185,000             17.47%
   5180 OrbitorDrive,
   Mississauga, L4W 5L9

   Shamira Jaffer                        3,185,000             17.47%
   5180 OrbitorDrive,
   Mississauga, L4W 5L9

   Richard Griffiths (1)                 2,695,000             14.78%
   965 Bay Street, Suite 2005
   Toronto, Ontario, M5L 2S5

   Airam Capital Corporation (2)           935,000              5.13%
   10011-123 St. NW, Suite 2303
   Edmonton, Alberta, Canada
   T5N 1M9
----------------------------------------------------------------------
   All directors and named               6,370,000             34.94%
   executive officers as a group
   (2 persons)
-----------------------------------------------------------------------

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

(2)  Mr. Aldo Rotondi is the principal of Airam Capital Corporation.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 18,582,500 shares of common stock outstanding as of December 31, 2003.

PART III - ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

Related party transactions for the period from July 30, 2001 inception) through December 31, 2003 are as follows:

In July 2001, Urbanalien issued total of 7,054,442 shares of common stock to Anila Ladha, Shamira Jaffer, Richard
Griffiths,  Edward  Hamilton, Lorin  Tarr,  Dan  Devine  and
TouchPoint Management Corporation for assets. The assets were 4 custom designed and built kiosks, Urbanalien custom software application used by the kiosks, and a small amount of computer equipment. The 4 kiosks were valued at $391,027, or approximately $97,500 each, and the software was valued at $444,356. $391,027 represents historical cost of the four interactive kiosks and is made up of the cost of development mock-up, design and constructions of the kiosks. $444,356 represents historical cost of software which runs on Urbanalien kioks. The $11,150 of computer equipment was actual cost of the equipment. Historical cost recorded for the kiosks and software was the actual amounts paid by these founders to non-related third parties. The shares were valued at $.12 per share. The kiosks, software and computer equipment were acquired within two years of the date of transfer. Of the $846,533, approximately $800,000 represents amounts paid to non-affiliated third parties and related out of pocket costs and the remainder represents reimbursement to Mr. Richard Griffiths for time spent on software development at rates we would have paid to non-affiliated third parties. A summary of these transactions is as follows:




          --------------------------------------------------
          Summary of Assets             Value of Assets
          --------------------------------------------------
          Kiosks                        $  391,027.00
          CompEquip                     $   11,150.00
          Software                      $  444,356.00
                                        $  846,533.00
          --------------------------------------------------

  -----------------------------------------------------------------
     Total Shares for Assets          Shares           Value
  -----------------------------------------------------------------

     Anila Ladha                   2,209,825.00     $ 265,179.00
     Shamira Jaffer                2,209,825.00       265,179.00
     Richard Griffiths             1,869,850.00       224,382.00
     Edward Hamilton                 552,458.00        66,295.00
     Lorne Tarr and Dan Devine         6,942.00           833.00
     Touchpoint Management
     Corporation                     205,542.00        24,665.00

      TOTAL                           7,054,442     $ 846,533.00
  -----------------------------------------------------------------

In July 2001, we issued 2,861,058 shares of common stock to our founders for services. The services included the formation of our business and operating corporation, formulation of a business plan, preparation of a budget and other business and financial consulting that were valued at $333,061 or $.12 per share, the fair valued of the services performed. The shares were issued as follows:

  -----------------------------------------------------------------
     Total Shares for Services          Shares           Value
  -----------------------------------------------------------------
     Anila Ladha                      975,175.00     $ 117,021.00
     Shamira Jaffer                   975,175.00       117,021.00
     Richard Griffiths                825,150.00        99,018.00
     TOTAL                             2,861,058     $    343,327
  -----------------------------------------------------------------

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

PART III - ITEM 15. FEES FOR ACCOUNTING SERVICES

The Corporation was charged by Malone & Bailey, PLLC fees for auditing services of $8,970 and $6,865 for the 2002 and 2003 audits, respectively. There were no non-audit fees.

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

                   UrbanAlien Corporation
               ------------------------------
                        (Registrant)


     Signature                   Title                     Date
   ------------             ---------------             ----------

/s/ Anila Ladha        Chief Executive Officer          May 3, 2004
--------------------   Chief Accounting Officer
Anila Ladha            and Chief Financial Officer



In  accordance with the Exchange Act, this report  has  been
signed below  by  the following persons on  behalf  of   the
registrant and in the capacities and on the dates indicated.


     Signature                   Title                      Date
   ------------             ---------------              ----------


/s/ Anila Ladha           President,                     May 3, 2004
--------------------      Chief Executive Officer
Anila Ladha               and Chief Financial Officer


/s/ Shamira Jaffer        Director                       May 3, 2004
----------------------
Shamira Jaffer