Form 10QSB
period 2004-03-31
URBANALIEN CORP
filed 2004-06-15
CIK 1172813

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period____________ to_____________.

Commission File Number 000-49816

                            URBANALIEN CORPORATION
           ---------------------------------------------------------
                (Name of small business issuer in its charter)

       Nevada                               88-0503197
     -----------                        -----------------
   (State or other            (I.R.S. employer identification number)
   jurisdiction of
   incorporation or
   organization)



5180 Orbitor Drive, Mississauga, Ontario, Canada         L4W 5L9
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip code)


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


As of the date of this filing, the Company's Common Stock is trading on a national exchange.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date was 18,582,500.

PART I                                                              1


ITEM 1.  Unaudited Financial Statements                             4
ITEM 2.  Management's Discussion and Plan of Operation              4

Forward Looking Statements                                          8

ITEM 3.  Controls and Procedures                                   11

PART II - OTHER INFORMATION                                        12

ITEM 1.  Legal Proceedings                                         12
ITEM 2.  Changes in Securities                                     12
ITEM 3.  Defaults upon Senior Securities                           12
ITEM 4.  Submission of Matters to a Vote of Security Holders       12
ITEM 5.  Other Information                                         12
ITEM 6.  Exhibits                                                  12

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS


                          URBANALIEN CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                              BALANCE SHEET
                              March 31, 2004



                         ASSETS

Current assets
  Cash                                                       $    1,374
                                                             ==========
          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                           $  208,171
  Accounts payable - related party                              172,601
  Accrued expenses                                               37,694
                                                             ----------
    Total current liabilities                                   418,466
                                                             ----------

STOCKHOLDERS' DEFICIT:
  Preferred stock; $.001 par value, 5,000,000 authorized,
    none issued and authorized                                        -
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 18,582,500 shares issued and outstanding         18,583
  Additional paid in capital                                  2,037,317
  Deficit accumulated during the development stage           (2,472,992)
                                                             ----------
    Total Stockholders' Deficit                                (417,092)
                                                             ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $    1,374
                                                             ==========

                            URBANALIEN CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                  Three Months Ended March 31, 2004 and 2003
       and Period from July 30, 2001 (Inception) through March 31, 2004


                                                            Inception
                                                         through March 31,
                                  2004        2003            2004
                               ---------  ----------     -------------

Revenues                       $      -   $       -      $      9,687
Cost of revenues                      -       6,948            58,741
                               ---------  ----------     -------------
Gross loss                            -      (6,948)          (49,054)
                               ---------  ----------     -------------

Operating expenses:
  General and administrative        422       4,476         1,339,559
  Impairment                          -           -           987,242
  Depreciation                        -       1,273            97,137
                               ---------  ----------     -------------
                                    422       5,749         2,423,938
                               ---------  ----------     -------------

Net loss                       $   (422)  $ (12,697)     $ (2,472,992)
                               =========  ==========     =============
Net loss per share:
  Basic and diluted            $  (0.00)  $   (0.00)
                               =========  ==========
Weighted average shares
  outstanding:
    Basic and diluted        18,582,500  18,232,500
                               =========  ==========

                            URBANALIEN CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                  Three Months Ended March 31, 2004 and 2003
       and Period from July 30, 2001 (Inception) through March 31, 2004


                                                                Inception
                                                                 Through
                                                                 March 31,
                                           2004      2003          2004
                                       ---------  ----------  -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES
Net loss                               $  (422)  $ (12,697)    $(2,472,992)
Adjustments to reconcile net
  deficit to cash used by
  operating activities:
    Depreciation and amortization            -       1,273          97,138
    Stock issued for services                -           -         710,367
    Impairment                               -           -         987,242
    Bad debt expense                         -           -           8,897
Net change in:
 Accounts receivable                         -           -          (8,897)
 Accounts payable                         (980)     (1,952)        380,772
  Accrued expenses                           -      12,850          57,694
                                       ---------  ----------  -------------

CASH FLOWS USED IN OPERATING
  ACTIVITIES                            (1,402)       (526)       (239,779)
                                       ---------  ----------  -------------

CASH FLOWS FROM INVESTING
  ACTIVITIES
    Capital expenditures                     -           -        (237,847)
                                       ---------  ----------  -------------

CASH FLOWS FROM FINANCING
  ACTIVITIES
    Issuance of stock for cash               -           -         479,000
                                       ---------  ----------  -------------

NET INCREASE IN CASH                    (1,402)       (526)          1,374
Cash, beg. of period                     2,776      12,319               -
                                       ---------  ----------  -------------
Cash, end of period                    $ 1,374   $  11,793     $     1,374
                                       =========  ==========  =============
SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH TRANSACTIONS:
  Acquisition of assets for
    common stock                       $     -   $       -     $   846,533
  Issuance of stock for debt                 -           -          30,000

                            URBANALIEN CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION1NOTE 1 ? BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Urbanalien Corporation ("Urbanalien") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Urbanalien's latest annual report filed with the SEC on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2003, as reported in the 10KSB, have been omitted.

ITEM 2.  MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION
FORWARD LOOKING STATEMENTS



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

There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes,""expects,""intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

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

Galaxy  Cinemas:   The  Memorandum of Understanding  permitting  initial trial installation expired. The Memorandum required us to meet the following criteria, which were met:

      *    Development of the software
      *    Install and operate the kiosks
      *    Provide maintenance and error corrections

Cineplex Odean:   The  Memorandum  of  Understanding  permitting initial trial
installation  expired.   The  Memorandum  required  us  to  meet the following
criteria, which were met:

      *    Development of the software
      *    Install and operate the kiosks
      *    Provide maintenance and error corrections

Famous  Players:   We  initially entered into a memorandum of understanding to deploy kiosks at Famous Players, however Famous Players indicated they're not interested in entering into a formal, revenue producing agreement because their parent company objected because they had no control over the
advertising features of our kiosks.   We removed the kiosks in April 2002.

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

We  have  conducted  our  operations  since  July  2001.  We   have  been  in
development stage with limited revenues of $9,687 from inception through March 31, 2004. We have incurred operating losses of $2,472,992 from inception through March 31, 2004. We have spent limited funds on developing trial programs and deployment of interactive kiosk terminals but no funds have been spent on marketing, research and development.


Three Months Ended March 31, 2004 and March 31, 2003:


                                                       Inception
                                                     through March 31,
                               2004       2003            2004
                             ---------  ---------   ------------------

Revenues                     $      -   $      -      $    9,687
Cost of revenues                    -      6,948          58,741
                             ---------  ---------   ------------------
Gross loss                          -     (6,948)        (49,054)
                             ---------  ---------   ------------------

Operating expenses:
  General and administrative      422      4,476       1,339,559
  Impairment                        -          -         987,242
  Depreciation                      -      1,273          97,137
                             ---------  ---------   ------------------
                                  422      5,749       2,423,938
                             ---------  ---------   ------------------

Net loss                     $   (422) $ (12,697)    $(2,472,992)
                             =========  =========   ==================


LIQUIDITY AND CAPITAL RESOURCES


We have conducted our operations since July 2001. We have been in the development stage with limited revenues of $9,687 and operating losses of $2,472,992 from inception through March 31, 2004. We have spent limited funds on developing trial programs and deployment of interactive kiosk terminals but no funds have been spent on marketing, research and development.

Our cash resources of $1,375 as of March 31, 2004 are sufficient to satisfy our cash requirements to keep our business open over the next twelve months in that we have no active operations and are incurring no expenses. As we are currently in the process of developing our business plan for future operations, we cannot estimate at this time the
amount necessary to develop our business  over   the   next  twelve months.  In
order to develop our business and become profitable, we will need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing. Accordingly, we have no plan in place to remove the risk that we may not be able to develop our business in the future.

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

Net cash used in operating activities for the three months ended March 31, 2004 was $1,402 compared to $526 for the three months ended March 31, 2003.

In the three months ended March 31, 2004, investing activities was $0 compared to $0 used in investing activities in the three months ended March 31, 2003.

Cash as of March 31, 2004 totaled $1,374. Our  current  liabilities as of March
31, 2004 exceeded our current  assets by  $418,466   We  had no commitments for
capital expenditures as of March 31, 2004.


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

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5. OTHER INFORMATION.

NONE

ITEM 6. EXHIBITS

Exhibit           Name and/or Identification of Exhibit
Number
----------------------------------------------------------------------
31           Certification

32           Certification

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



Date: June 11, 2004