Form 10QSB
period 2004-06-30
URBANALIEN CORP
filed 2004-09-16
CIK 1172813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

Or

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-49816

URBANALIEN CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0503197
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5180 Orbitor Drive, Mississauga, Ontario, Canada	L4W 5L9
(Address of principal executive offices)	(Zip code)

(905) 629-6677

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2004 was 56,022,500.

URBANALIEN CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

URBANALIEN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

June 30, 2004

ASSETS

Current assets
Cash	$ 1,178

TOTAL ASSETS	$ 1,178

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$ 66,083
Accrued expenses	37,694

TOTAL LIABILITIES	103,777

STOCKHOLDERS’ DEFICIT:
Preferred stock; $.001 par value, 5,000,000 authorized, no shares issued or outstanding	-
Common stock, $.001 par value, 100,000,000 shares authorized, 56,022,500 shares issued and outstanding	56,023
Additional paid in capital	2,311,979
Other comprehensive income:
Equity adjustment on foreign currency translation	2,195
Deficit accumulated during the development stage	(2,472,796)

TOTAL STOCKHOLDERS’ DEFICIT	(102,599)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 1,178

URBANALIEN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2004 and 2003

and Period from July 30, 2001 (Inception) through June 30, 2004

			Inception through June 30,
	2004	2003	2004

Revenues	$ -	$ -	$ 9,687
Cost of revenues	-	(7,135)	(58,741)

Gross loss	-	(7,135)	(49,054)

Operating expenses:
General and administrative	226	13,926	1,339,363
Impairment	-	-	987,242
Depreciation	-	2,548	97,137

Total operating expenses	226	16,474	2,423,742

Net Loss	$ (226)	$ (23,609)	$ (2,472,796)

Net Loss per share:
Basic and diluted	$ 0.00	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	24,530,833	24,530,833

URBANALIEN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2004 and 2003

and Period from July 30, 2001 (Inception) through June 30, 2004

			Inception Through June 30,
	2004	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (226)	$ (23,609)	$ (2,472,796)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	-	2,548	97,137
Stock issued for services	-	-	710,367
Impairment	-	-	987,242
Bad debt expense	-	-	8,897
Net change in:
Accounts receivable	-	-	(8,897)
Accounts payable	(3,567)	4,393	206,403
Accounts payable to related party		(57)	171,783
Accrued expenses	-	12,850	57,694
CASH FLOWS USED IN OPERATING ACTIVITIES	(3,793)	(3,875)	(242,170)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	-	-	(237,847)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of stock for cash	-	-	479,000

EFFECT OF CURRENCY EXCHANG RATE	2,195		2,195

NET INCREASE (DECREASE) IN CASH	(1,598)	(3,875)	1,178
Cash, beginning of period	2,776	12,319	-

Cash, ending of period	$ 1,178	$ 8,444	$ 1,178

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH TRANSACTIONS:
Acquisition of assets for common stock	$ -	$ -	$ 846,533
Issuance of stock for debt	-	-	30,000

URBANALIEN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Urbanalien Corporation (“Urbanalien”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Urbanalien’s latest annual report filed with the SEC on Form 10KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2003, as reported in the 10KSB, have been omitted.

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

Plan of Operation

Effective June 7, 2004, pursuant to resolutions of the Board of Directors, Registrant issued 39,440,000 shares of the Registrant’s common stock to Synchroncity Financial Limited (SFL), thus giving SFL a controlling stock interest in Registrant.  In consideration for such controlling stock position, Peter Verbeek and Shamira Jaffer, the sole directors of the Registrant received, in exchange, all of the physical assets (four kiosk terminals) of the Registrant and each agreed to return to the Registrant 1,000,000 shares of their common stock and agreed to release the Registrant from all claims which against the Registrant they may have.

The registrant is currently evaluating other business opportunities but has no definitive, binding agreements concerning other opportunities.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

Effective June 7, 2004, pursuant to resolutions of the Board of Directors, Registrant issued 39,440,000 shares of the Registrant’s common stock to Synchroncity Financial Limited (SFL), thus giving SFL a controlling stock interest in Registrant.  In consideration for such controlling stock position, Peter Verbeek and Shamira Jaffer, the sole directors of the Registrant received, in exchange, all of the physical assets (four kiosk terminals) of the Registrant and each agreed to return to the Registrant 1,000,000 shares of their common stock and agreed to release the Registrant from all claims which against the Registrant they may have.

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

URBANALIEN CORPORATION

 (Registrant)

By: /s/ Peter Verbeek

   -----------------------

Peter Verbeek

Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

Date: September 15, 2004