Form 10QSB
period 2004-09-30
URBANALIEN CORP
filed 2004-12-10
CIK 1172813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from

 to

Commission file number 000-49816

URBANALIEN CORPORATION

(Exact name of small business issuer as specified in its charter)

NEVADA

88-0503197

  (State or other jurisdiction of          (IRS Employer Identification No.)

   incorporation or organization)

5180 Orbitor Drive, Mississauga, Ontario, Canada L4W 5L9

(Address of principal executive offices)

(905) 629-6677

(Registrant's telephone number)

N/A

(Former name and address)

Check whether the registrant (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing  requirements  for the past 90 days. Yes [X] No [ ]

As of December 3, 2004, 18,582,500 shares of common stock, $.001 par value were issued and outstanding ("Common Stock").  Pursuant to a change in control that occurred on June 7, 2004, the Company is obligated to issue 39,444,000 shares of Common Stock, 8,022,500 of which will be issued following certain amendments to the Company’s Articles of Incorporation to allow such issuance.

PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

URBANALIEN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

September 30, 2004

(Unaudited)

ASSETS

Current assets
Cash	$ 1,114
------------

TOTAL ASSETS	$ 1,114
============

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$ 208,708
Accounts payable – related party	173,496
Accrued expenses	37,694
------------

TOTAL LIABILITIES	419,898
------------

Stockholders’ Deficit
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 18,582,500 shares issued and outstanding	18,583
Additional paid in capital	2,037,318
Other comprehensive income:
Equity adjustment on foreign currency translation	(1,823)
Deficit accumulated during the development stage	(2,472,862)
------------

TOTAL STOCKHOLDERS’ DEFICIT	(418,784)
------------

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 1,114
============

URBANALIEN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2004 and 2003

and Period from July 30, 2001 (Inception) through September 30, 2004

(Unaudited)

Inception

Three Months

Nine Months

Through

2004

2003

2004

2003

Sep. 30, 2003

---------

---------

---------

---------

-----------

Revenues

$       -

$       -

$       -

$       -

$     9,687

Cost of revenues

-

-

-

7,135

(58,741)

---------

---------

---------

---------

-----------

Gross loss

-

-

-

(7,135)

(49,054)

---------

---------

---------

---------

-----------

Operating expenses:

General and administrative

132

4,501

290

18,427

1,339,429

Impairment

-

-

-

-

987,242

Depreciation

-

1,275

-

3,823

97,137

---------

---------

---------

---------

-----------

Total operating expenses

132

5,776

290

(22,250)

2,423,808

---------

---------

---------

---------

-----------

Net loss

$    (132)

$  (5,776)

$    (290)

$ (29,385)

$(2,472,862)

=========

=========

=========

=========

===========

Basic and diluted net loss

  per common share

$(.00

)

$    (.00

)

$(.01

)

$(.00

)

Weighted average common

  shares outstanding

18,582,500

18,232,500

18,582,500

18,232,500

URBANALIEN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2004 and 2003

and Period from July 30, 2001 (Inception) through September 30, 2004

(Unaudited)

			Inception
			Through
			June 30,
	2004	2003	2003
	----------	-----------	-----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (290)	$ (29,385)	$(2,472,861)
Adjustments to reconcile
net loss to cash used in
operating activities:
Depreciation and amortization		3,823	97,137
Stock issued for services		-	710,367
Impairment		-	987,242
Bad debt expense		-	8,897
Change in:
Accounts receivable		-	(8,897)
Accounts payable	(134)	5,331	208,708
Accounts payable to related party	585	(873)	173,496
Accrued expenses		12,850	57,694
	----------	-----------	-----------
NET CASH USED IN OPERATING ACTIVITIES	161	(8,254)	(238,217)
	----------	-----------	-----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(237,846)
	----------	-----------	-----------

CASH FLOWS FROM FINANCING ACTIVITIES
Sales of Common Stock	-	-	479,000
	----------	-----------	-----------
NET CASH PROVIDED BY FINANCING
ACTIVITIES	-	-	479,000
	----------	-----------	-----------

EFFECT OF CURRENCY EXCHANGE RATE	(1,823)	-	(1,823)
	----------	-----------	-----------

NET CHANGE IN CASH	(1,662)	(8,254)	1,114
CASH AT BEGINNING OF PERIOD	2,776	12,319	-
	----------	-----------	-----------

CASH AT END OF PERIOD	$ 1,114	$ 4,065	$ 1,114
	==========	===========	===========

NONCASH ACTIVITIES:
Acquisition of assets for stock	-	-	$ 846,533
Issuance of stock for debt	-	-	30,000

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

NOTE 2 - SUBSEQUENT EVENT

In June 2004, Urbanalien agreed to issue 39,440,000 shares of Common Stock to Synchroncity Financial Limited (“SFL”) for releasing its outstanding debts, which, when issued, would give SFL a controlling interest in Urbanalien’s Common Stock. As part of the same transaction, two former directors of Urbanalien (the “Former Directors”), agreed to cancel 1,000,000 shares each of Urbanalien’s Common Stock in exchange for Urbanalien’s physical assets which consisted of four (4) kiosk terminals that had become impaired. In addition, the Former Directors agreed to release Urbanalien from all claims that they may have had against Urbanalien. As of December 3, 2004, these transactions were not complete.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH ON THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (the “Commission” or the “SEC”), GENERAL ECONOMIC CONDITIONS, AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD LOOKING STATEMENTS.

OVERVIEW

Urbanalien Corporation ("the Company") was incorporated in Nevada on July 20, 2001 (“Inception”).  The Company’s business plan is to deploy high-speed, interactive kiosk terminals in theaters, sports arena and similar public venues in high-traffic locations.  Since Inception, the Company has devoted its activities to raising capital; establishing its interactive kiosk terminals business; and developing its infrastructure.  The Company operates a website at www.urbanalien.com through which the Company continues to seek business.  In addition, the Company is seeking other business opportunities.

On June 7, 2004, the Company agreed to issue 39,440,000 shares of Common Stock to Synchroncity Financial Limited (“SFL”), which, when issued, would give SFL a controlling interest in the Company’s Common Stock for releasing its outstanding debts.  As part of the same transaction, Anila Ladha and Shamira Jaffer, former directors of the Company (the “Former Directors”), agreed to cancel 1,000,000 shares and 1,000,000 shares, respectively, (or an aggregate of 2,000,000 shares) of Common Stock in exchange for the Company’s physical assets which consisted of four (4) kiosk terminals that had become impaired.  In addition, the Former Directors agreed to release the Company from all claims that they may have had against the Company.  The Company retained its corporate website at www.urbanalien.com through which the Company continues to seek business.  As a result of these transactions, control of the Company shifted to SFL which is the beneficial owner of approximately 62.8% of the Company’s Common Stock.

The Company is authorized to issue 50,000,000 shares of Common Stock.  As of June 7, 2004, the Company had 18,582,500 shares of Common Stock issued and outstanding.  The Company does not have enough authorized and unissued shares of Common Stock to issue all of the additional 39,440,000 shares of Common Stock to SFL.  To remedy this situation, the Company will seek to amend its Articles of Incorporation with the Nevada Secretary of State.

PLAN OF OPERATION

The Company cannot satisfy its current cash requirements.  It is imperative that the Company raise $500,000 of additional debt or equity financing to implement its business plan.  The Company plans to raise the additional financing in one or more private placements.  The Company does not have any commitments for additional financing from third parties or from its officers, directors or majority shareholders.  The Company plans to use any additional financing to satisfy its working capital needs.  The Company does not plan to conduct any product research or development during the next twelve (12) months.  The Company does not expect to purchase or sell any plant or significant equipment during the next twelve months.  The Company has one (1) full-time employee, and does not expect any significant changes in the number of employees during the next twelve (12) months.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

The Company did not have any revenues for the three months ended September 30, 2004, or the three months ended September 30, 2003.

Total operating expenses decreased $5,644 (or 98%) to $132, which only consisted of general and administrative (“G&A”) expenses, for the three months ended September 30, 2004, as compared to total operating expenses of $5,776 for the three months ended September 30, 2003, which consisted of G&A expenses of $4,501 and depreciation of $1,275.  In June 2004, the Company transferred its physical assets to the Former Directors and limited its activities to seeking business through its corporate website.  These factors caused the decreases in G&A expenses, depreciation and total operating expenses.

The Company had a net loss of $132 (or basis and diluted net loss per share of $.00) for the three months ended September 30, 2004, as compared to a net loss of $5,776 (or basis and diluted net loss per share of $.00) for the three months ended September 30, 2003.  The decrease in net loss is directly attributable to the decrease in total operating expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

The Company did not have any revenues for the nine months ended September 30, 2004, or nine months ended September 30, 2003.

The Company had cost of revenues of $-0-  for the nine months ended September 30, 2004, as compared to cost of revenues of $7,135 for the nine months ended September 30, 2003.  The decrease in cost of revenues was due to a general decrease in the Company’s business activities.

Total operating expenses decreased $21,960 (or 99%) to $290, which only consisted of G&A expenses, for the nine months ended September 30, 2004, as compared to total operating expenses of $22,250 for the nine months ended September 30, 2003, which consisted of G&A expenses of $18,427 and depreciation of $3,823.  In June 2004, the Company transferred its physical assets to the Former Directors and limited its activities to seeking business through its corporate website.  These factors caused the decreases in G&A expenses, depreciation and total operating expenses.

The Company had a net loss of $290 (or basis and diluted net loss per share of $.01) for the nine months ended September 30, 2004, as compared to a net loss of $29,385 (or basis and diluted net loss per share of $.00) for the nine months ended September 30, 2003.  The decrease in net loss is directly attributable to the decrease in total operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, the Company had current assets of $1,114 consisting solely of cash which was its only asset.

As of September 30, 2004, the Company had current liabilities of $419,898, consisting of accounts payable of $208,708, accounts payable to related party of $173,496, and accrued expenses of $37,694.  The Company believes that it may be relieved of most, if not all, of its current liabilities in connection with the issuance of its Common Stock to SFL.

The Company had a working capital deficit of $418,784 as of September 30, 2004.

Net cash provided by operating activities was $161 during the nine months ended September 30, 2004, due to an increase in accounts payable to related party of $585 which offset a net loss of $290 and a decrease in accounts payable of $134.

The Company did not have any cash flows from investing or financing activities during the nine months ended September 30, 2004.

The Company’s cash balance decreased $1,823 due to the effect of foreign currency exchange rates.

The Company cannot satisfy its current cash requirements.  It is imperative that the Company raise $500,000 of additional debt or equity financing to implement its business plan.  The Company plans to raise the additional financing through bank borrowing or one or more private placements or public offerings of its Common Stock.  The Company does not have any commitments or identified sources of additional financing from third parties or from its officers, directors or majority shareholders.  There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise additional financing, the Company will not be able to continue as a going concern, and the Company's business will fail.

RISK FACTORS

NEED FOR ADDITIONAL FINANCING.  It is imperative that the Company raise $500,000 of additional debt or equity financing to implement its business plan.  The Company plans to raise the additional financing through bank borrowing or one or more private placements or public offerings of its Common Stock.  The Company does not have any commitments or identified sources of additional financing from third parties or from its officers, directors or majority shareholders.  There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise additional financing, the Company will not be able to continue as a going concern, the Company's business will fail, and you will lose your entire investment.

     RELIANCE ON KEY MANAGEMENT.  The success of the Company depends upon the personal efforts and abilities of Peter Verbeek, the Company’s President, Chief Executive Officer, Secretary, Treasurer and sole Director of the Company and the Company’s President and Chief Executive Officer.  The Company's ability to operate and implement its business plan is heavily dependent on the continued service of Mr. Verbeek.  The Company faces continued competition for Mr. Verbeek’s services.  The Company cannot be certain that it will be able to retain the services of Mr. Verbeek.  The loss of Mr. Verbeek could have a material adverse effect on the Company's business and operations.

SYNCHRONCITY FINANCIAL LIMITED OWNS APPROXIMATELY 62.8% OF OUR OUTSTANDING COMMON STOCK, WILL OWN APPROXIMATELY 68.0% AFTER THE CONSUMMATION OF CERTAIN TRANSACTIONS, AND EXERCISES CONTROL OVER CORPORATE DECISIONS THAT MAY BE ADVERSE TO OTHER MINORITY SHAREHOLDERS. Synchroncity Financial Limited (“SFL”) beneficially owns 31,417,500 shares (or approximately 62.8%) of the Company’s outstanding Common Stock.  In June 2004, the Company agreed to issue 39,440,000 shares of Common Stock to SFL.  The Company is only authorized to issue 50,000,000 shares, of which 18,582,500 shares, of Common Stock are issued and outstanding as of the filing of this report.  The Company will issue 31,417,500 of the 39,440,000 shares of Common Stock to SFL and seek to amend its Articles of Incorporation to allow the issuance of the remaining shares.  After the consummation of the foregoing, SFL will own approximately 68.0% of the Company’s outstanding Common Stock.  Accordingly, SFL will exercise control in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.  The interests of SFL may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.  In its report dated April 5, 2004, Malone & Bailey, PLLC (“Malone”) expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  We have been in the development stage and have had very little revenues since inception.  During the nine months ended September 30, 2004 and September 30, 2003, the Company incurred losses of $290 and $29,385, respectively, and had an accumulated deficit of $2,472,862.  Because of these factors, the Company will require additional working capital to develop its business until the Company achieves a level of revenues adequate to generate sufficient cash flows from operations.  The Company intends to raise additional working capital through private placements, public offerings and/or bank financing.  The  accompanying  financial  statements  have been  prepared  assuming that the  Company  will  continue as a  going  concern.  The financial statements do not include any adjustments that might result in the event that the Company cannot continue as a going concern.  Our continuation as a going concern is dependent upon future events, including the acquisition of $500,000 million of additional financing (discussed above) to implement our business plan.  If we are unable to continue as a going concern, you will lose your entire investment.

IF THERE'S A MARKET FOR OUR COMMON STOCK, OUR STOCK PRICE MAY BE VOLATILE.  If there's a market for our common stock, we anticipate that such market would be subject to wide fluctuations in response to several factors, including, but not limited to:

     (1)     actual or anticipated variations in our results of operations;

     (2)     our ability or inability to generate new revenues;

     (3)     increased competition; and

     (4)     conditions and trends in the interactive media network and film industries.

Our common stock is traded on the over-the-counter Bulletin Board.  In recent years the stock market in general has experienced extreme price fluctuations that have oftentimes have been unrelated to the operating performance of the affected companies.  Similarly, the market price of our common stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance.  For example, the fifty-two (52) week high for our Common Stock was $0.15 on January 15, 2004, as compared to our recent fifty-two (52) low of $0.011 on November 10, 2004.  These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

WE HAVE NOT CREATED A MARKET TO SUSTAIN THE SIGNIFICANT AMOUNT OF SHARES IN OUR PUBLIC FLOAT.  We have approximately 5,371,667 shares (or approximately 30%) of our issued and outstanding Common Stock in our public float.  We have not, however, created a market for our Common Stock.  We may not have adequate time to create such a market prior to the time our shareholders resell their shares.  If our shareholders resell their shares before we can create a market, it may exert downward pressure on the price of our Common Stock.

WE DO NOT EXPECT TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE.  We have not declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our common stock.  Our ability to pay dividends is dependent upon, among other things, our future earnings, if any, as well as our operating and financial condition, capital requirements, general business conditions and other pertinent factors.  Furthermore, any payment of dividends by us is subject to the discretion of our board of directors.  Accordingly, there is no assurance that any dividends will ever be paid on our common stock.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues (if any) and expenses, and related disclosure of any contingent assets and liabilities.  On an on-going basis, we evaluate our estimates.  We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

Going Concern.  The Company is a development stage company with limited operations.  During the nine months ended September 30, 2004 and September 30, 2003, the Company incurred losses of $290 and $29,385, respectively, and had a deficit accumulated during the development stage of $2,472,862.  The Company does not have enough cash to satisfy its current cash requirements, and does not have any commitments for additional financing from officers, directors or outside sources.  The Company is in serious need of $500,000 of additional financing to implement its business plan.  These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot obtain additional financing.  The accompanying financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue in existence.

ITEM 3.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and 2) accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.  There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 23, 2004, Steven Billinger (the Company’s former Chief Executive Officer,  being referred to herein as “Billinger”) filed a lawsuit in Ontario Superior Court of Justice against the Company, Anila Ladha (the Company’s former Chief Executive Officer, Chief Financial Officer and Director), Shamira Jaffer (the Company’s former Treasurer and Director), Dematro Corporation (one of the Company’s shareholders, referred to herein as “Dematro”), and Touchpoint Technologies Inc. (“Touchpoint”) for breach of contract, unjust enrichment, intentional and negligent misrepresentation, and sham and alter ego.  Billinger alleges that on or about September 13, 2002, he entered into a Stock Purchase and Buyback Agreement with Dematro and Touchpoint to purchase shares of the Company from Dematro for $95,796 (the “Purchase Price”), that he paid the Purchase Price, but that he never received the shares or return of the Purchase Price.  Mr. Billinger further alleges that Touchpoint agreed to buyback the shares if the shares failed to be listed on the over-the-counter Bulletin Board within six months from the date of the Stock Purchase and Buyback Agreement or failed to trade at a price higher than the buyback price, that the shares failed to be listed on the OTCBB in February 2003 and were not trading at a price higher than the buyback price, but that, Touchpoint has refused to buyback the shares.  The Company, Ms. Ladha and Ms. Jaffer either deny or have no knowledge of the allegations made by Billinger.  Billinger is seeking the repayment of the Purchase Price, pre-judgment interest, post-judgment interest, and costs which include attorney’s fees.

ITEM 2.  CHANGES IN SECURITIES

(c) In June 2004, the Company agreed to issue 39,440,000 shares of Common Stock that, if issued, will not be registered under the Securities Act of 1933 (the “Act”) to SFL in exchange for the satisfaction and relief of the Company’s liabilities of approximately $419,898.  The Company is only authorized to issue 50,000,000 shares, of which 18,582,500 shares, of Common Stock are issued and outstanding as of the filing of this report.  The Company will issue 31,417,500 of the 39,440,000 shares of Common Stock to SFL and seek to amend its Articles of Incorporation to allow the issuance of the remaining shares.  The Company will claim an exemption from registration afforded by Section 4(2) of the Act since the contemplated issuance will not involve a public offering, the recipient will have access to information that would be included in a registration statement and take the shares for investment and not resale, and the Company will take appropriate measures to restrict transfer.

(e) In June 2004, Anila Ladha, the Company’s former Chief Executive Officer, Secretary, Chief Financial Officer and Director, and Shamira Jaffer, the Company’s former Treasurer, Chief Operating Officer and Director, each agreed to return 1,000,000 shares of our Common Stock for cancellation, which have not been returned as of the filing of this report.  Anila Ladha and Shamira Jaffer will each retain 2,185,000 shares of our Common Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company filed a definitive Schedule 14C on October 21, 2004, to inform shareholders regarding a consent to action by a majority of the Company’s shareholders (the “Consent”).  The Consent involved the following matters: a 1:17 reverse stock split, a reauthorization of 50,000,000 shares of Common Stock, a reauthorization of $.001 par value per share of Common Stock, a reauthorization of 5,000,000 shares of Preferred Stock, and a reauthorization of $.001 par value per share of Preferred Stock (the “Matters”).  The Consent was not conducted in compliance with Section 14 of the Securities Exchange Act of 1934 (the “Exchange Act”) and Regulation 14C as promulgated by the Commission.  The Company has not taken, and will not take, action on the Consent.  The Company will re-inform shareholders regarding a future consent to action by a majority of the Company’s shareholders involving the Matters that complies with Section 14 and Regulation 14C.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits

Exhibit No.

Description

31

Certificate of the Chief Executive Officer

and Chief Financial Officer pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

*

32

Certificate of the Chief Executive Officer

and Chief Financial Officer pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

*

* Filed Herein.

b)     Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

The Company filed one (1) report on Form 8-K on October 20, 2004, subsequent to the quarter for which this report is filed, to report the approval of a 1:17 reverse stock split.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    URBANALIEN CORPORATION

DATE: December 10, 2004

By: /s/ Peter Verbeek

                                    Peter Verbeek,

                                    Chief Executive Officer, and

                                    Chief Financial Officer