Form 10KSB
period 2004-12-31
URBANALIEN CORP
filed 2005-05-19
CIK 1172813

ANNUAL REPORT

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

[  ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period ____________ to _____________.

Commission File Number 000-49816

URBANALIEN CORPORATION

(Name of small business issuer in its charter)

Nevada	88-0503197
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5770 El Camino Road, Las Vegas, Nevada 89118

(Address of principal executive offices)

(702) 222-9076

(Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock

Check  whether the issuer (1) filed all reports required  to be  filed by Section 13 or 15(d) of the Exchange Act  during the  past  12  months (or for such shorter period  that  the registrant was required to file such reports), and  (2)  has been  subject to such filing requirements for  the  past  90 days. [X] Yes [ ] No

Check  if  there  is no disclosure of delinquent  filers  in response  to Item 405 of Regulation S-B is not contained  in this  form, and no disclosure will be contained, to the best of   registrant's   knowledge,  in   definitive   proxy   or information statements incorporated by reference in Part III of  this  Form 10-KSB or any amendment to this Form  10-KSB. [X]

The  issuer's revenues for its most recent fiscal  year  was $0.

As of the date of this filing, the Company's Common Stock is trading on a national exchange.

The number  of shares outstanding of each of  the  issuer's classes  of  common  equity, as of  December 31, 2004 was 3,295,441

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

TABLE OF CONTENTS

PART I - ITEM 1. DESCRIPTION OF BUSINESS.

Business Development

Urbanalien,  Inc.  is a Nevada corporation  formed  in  July 2001.  Since  our inception,  we have devoted our activities to the following:

o

Raising capital;

o

Establishing our Interactive kiosk terminals

o

business; and

o

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

o

Development of the software

o

Install and operate the kiosks

o

Provide maintenance and error corrections

Cineplex  Odean:  The Memorandum of Understanding permitting initial trial installation expired.  The Memorandum required us to meet the following criteria, which were met:

o

Development of the software

o

Install and operate the kiosks

o

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

As  of  the  date of this filing, all kiosks have  been   removed   from  all theater  locations  as  our agreements  with theater  chains had expired and  we  lacked sufficient resources  to keep the kiosks operational  or  to acquire additional kiosks  for   a  theater   roll    out program.   We  generated no  revenues  from  the  operations of  these kiosks.  All kiosks are currently located  in  our former office in Canada.

Effective December 27, 2004, Urbanalien Corporation (the "Registrant") and Synchroncity Financial Limited, majority shareholder of the Registrant ("Seller"), entered into a stock purchase agreement with Nevada Fund, a Nevada corporation ("Purchaser"), to sell 39,444,000 shares of the common stock of the Registrant (the "Stock Purchase"). The stock purchase agreement is attached as an exhibit to this Current Report.

Pursuant to a change in control that occurred on June 7, 2004, the Registrant was obligated to issue 39,444,000 shares to Seller that are the subject of the Stock Purchase. The amount of consideration for the 39,444,000 shares of the Registrant was determined following negotiations between the Registrant, Seller and Purchaser and is set forth in the stock purchase agreement executed between the Registrant, Seller and Purchaser.

Urbanalien is a development stage entity with limited operations.  For 2004 and 2003, Urbanalien incurred losses of $2,195,411 and $44,151 and at December 31, 2004 had a working capital deficit of $325,530 as of December 31, 2004.  Urbanalien suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management is trying to raise additional capital through sales of stock but has no agreements or understandings to do so.

Our strategy to grow is to revitalize our operations by acquiring other businesses. We believe that our public company status will make us an attractive buyer to certain acquisition candidates. We have not developed any acquisition discipline or criteria to evaluate acquisition opportunities.  Accordingly, any acquisition candidate that is selected may be a financially unstable company or an entity in an early stage of development or growth, including entities without established records of sales or earnings.   As of the date of this report, we have no binding agreement, commitment or understanding with any candidate.

Employees

We  currently  do  not  have  any  full-time  or  part  time employees, except for Mr. Verbeek who devotes less than 5%  of his time to our business.

PART I - ITEM 2.  DESCRIPTION OF PROPERTY

Description of Property

Our current office is in the home of our principal shareholder. We pay no rent.

5770 El Camino Road, Las Vegas, Nevada 89118

(Address of principal executive offices)

(702) 222-9076

(Registrant's telephone number)

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

PART I - ITEM 3.  LEGAL PROCEEDINGS

As of the 31st day of December, 2004, the only outstanding legal matter in which Urbanalien  is involved is a lawsuit with one of its former employees, Steven Billinger who has commenced an action in the Superior Court of Justice in Ontario.

The action was commenced on June 23, 2004, and the damages sought are $95,796.00, for the return of funds invested in Urbanalien, for which Mr. Billinger was entitled to shares in Urbanalien.

Mr. Billinger had an agreement with Touchpoint Technologies Inc., wherein Touchpoint agreed to refund his money if he was not satisfied with the investment. Mr. Billinger holds Urbanalien liable for the buyback option, even though Urbanalien has no involvement in the buy back.

Urbanalien has defended the action on the grounds that it was at no time a party to any verbal  or written agreement with Billinger, therefore it is not a property party to the action.

Nothing has happened since the defense was filed.

Urbanalien has accrued $75,000 as a potential liability relating to this lawsuit as of December 31, 2004.

There is also a Federal Court action commenced by John Vasilakos and Filmfly Interactive Ltd., on April 13, 2005. We believe this action is without merit, and a Statement of Defense and Counterclaim has been filed with the Court on May 5, 2005. We are currently waiting a Defense to the Counterclaim.

Vasilakos and Filmfly commenced a similar action in Ontario Superior Court of Justice in 2001. On July 31, 2003, their claim was struck out and the action ended.

We believe Vasilakos, in that lawsuit as well as this one, is attempting to have Urbanalien pay money to obtain a dismissal of the action. The current action, in our opinion, is without merit, and several things will be attempted in the future to have this claim dismissed.

PART  I  -  ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 20, 2004, the Company effected a reverse split of its issued and outstanding Common Stock on a 1-for-17 basis. The Board of Directors unanimously approved this action, as did holders of the majority of the issued and outstanding shares of Common Stock.

In order to effect a reverse stock split, the Nevada Revised Statutes require that such action be approved by a corporation's Board of Directors and approved by a majority of the outstanding shares entitled to vote. The Nevada Revised Statutes also provide that any action which may be taken at a meeting of the shareholders may be taken without a meeting and without prior notice, if a written consent, setting forth the action so taken, is signed by the holders of a majority of the outstanding shares entitled to vote.

The reverse stock split did not affect any stock holder's proportionate equity interest in the Company, nor did it change any of the rights of the holders of the Common Stock. As a result of that reverse split, the Company reduced its issued and outstanding shares to 3,295,441. The Board felt it was advisable and in the best interest of the shareholders to make the Company more attractive to a potential business partner, and recommended that the Company take this action. It was the hope and intention of the Company to increase the shareholder's value, and to increase the marketability and liquidity of the Common Stock. Fractional shares were rounded upward. We did not issue new stock certificates.

PART II

PART II - ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's common stock (the "Common Stock") is traded on the OTC Bulletin Board under the symbol "UBAL.OB". High and Low Sales Prices for each quarter within the last fiscal year.*

	High	Low
Mar 04	$.15	$.09
June 04	$.13	$.02
Sept 04	$.08	$.02
Dec 04	$.05	$.01

o

The quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

Options, Warrants, Convertible Securities

We have no options, warrants or convertible securities outstanding.

Penny Stock Considerations

Our  shares are "penny stocks" as that term is generally defined  in  the  Securities Exchange Act of  1934  to  mean equity  securities  with a price of less  than  $5.00.   Our shares  thus  will  be subject to rules  that  impose  sales practice  and disclosure requirements on broker-dealers  who engage in certain transactions involving a penny stock.

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

o

Deliver,  prior  to any transaction  involving  a  penny stock, a disclosure schedule prepared by the Securities  and Exchange  Commissions relating to the  penny  stock  market, unless  the  broker-dealer or the transaction  is  otherwise exempt;

o

Disclose  commissions payable to the  broker-dealer  and our  registered representatives and current bid  and  offer quotations for the securities;

o

Send   monthly  statements  disclosing   recent   price information    pertaining  to the  penny  stock  held in  a customer's  account,   the account's value  and  information regarding the limited market in penny stocks; and

o

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

Sales/Redemption of Unregistered Securities

In December 2002, Urbanalien issued 64,706 shares of common stock for legal, financial and marketing services valued at $11,000.  58,823 of the shares were issued to the former chief executive officer of Urbanalien.

In October 2003 Urbanalien issued 20,588 shares of common stock for $5,000 cash and $20,000 of accrued expenses to a related party.

In June 2004, Urbanalien issued 2,320,000 shares of common stock to a Synchrocity Financial Limited ("SFL") for services valued at $1,972,000.  Also in June 2004, two related parties agreed to return 117,647 shares of common stock to Urbanalien in exchange for fixed assets with a carrying value of $0.

On October 20, 2004, Urbanalien effected a 1 for 17 reverse split.  All share and per share amounts have been restated to reflect this change in this report.

These shares were issued and redeemed in reliance upon Section 4(2) of the 1933 Act in view of the following:

o

None of  these issuances involved underwriters, underwriting discounts or commissions.

o

Restrictive legends were and will be placed on all certificates issued as described above.

o

The distribution did not involve general solicitation or advertising.

o

The distributions were made only to investors who were sophisticated enough to evaluate the risks of the investment.

Although some of the investors may have also been accredited, we provided the following to all investors:

o

Access to all our books and records.

o

Access to all material contracts and documents relating to our operations.

o

The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Prospective investors were invited to visit and/or review at our offices at any reasonable hour, after reasonable advance notice, any materials available to us concerning our business.

Holders

As  of  the date of this registration statement, we  had  55 holders of record of our common stock.

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

PART II - ITEM 6.  PLAN OF OPERATION

Urbanalien is a development stage entity with limited operations.  For 2004 and 2003, Urbanalien incurred losses of $2,195,411 and $44,151 and at December 31, 2004 had a working capital deficit of $325,530 as of December 31, 2004.  Urbanalien suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management is trying to raise additional capital through sales of stock but has no agreements or understandings to do so.

Our strategy to grow is to revitalize our operations by acquiring other businesses. We believe that our public company status will make us an attractive buyer to certain acquisition candidates. We have not developed any acquisition discipline or criteria to evaluate acquisition opportunities.  Accordingly, any acquisition candidate that is selected may be a financially unstable company or an entity in an early stage of development or growth, including entities without established records of sales or earnings.   As of the date of this report, we have no binding agreement, commitment or understanding with any candidate.

PART II - ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors and Shareholders

  Urbanalien Corporation

  (A Development Stage Company)

  Las Vegas, Nevada

We have audited the accompanying balance sheet of Urbanalien Corporation as of December 31, 2004, and the related statements of operations, stockholders'  deficit, and cash flows for the two years then ended, and the period from July 30, 2001 (Inception) through December 31, 2004.  These financial statements are the responsibility of Urbanalien's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urbanalien Corporation as of December 31, 2004, and the results of its operations and its cash flows for the two years then ended and for the period from July 30, 2001 (Inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Urbanalien will continue as a going concern. As discussed in Note 2 to the financial statements, Urbanalien suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC

www.malone-bailey.com

Houston, Texas

May 10, 2005

URBANALIEN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

December 31, 2004

ASSETS

Current assets
Cash	$ 1,058

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 70,094
Accrued expenses	256,494
Total current liabilities	326,588

Commitment	-

STOCKHOLDERS' DEFICIT:
Preferred stock; $.001 par value, 5,000,000 authorized, none issued and authorized	-
Common stock, $.001 par value, 50,000,000 shares authorized, 3,295,441 shares issued and outstanding	3,295
Additional paid in capital	4,339,156
Deficit accumulated during the development stage	(4,667,981)
Total Stockholders' Deficit	(325,530)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,058

See accompanying summary of accounting policies

and notes to financial statements.

URBANALIEN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Year Ended December 31, 2004 and 2003

and Period from July 30, 2001 (Inception) through December 31, 2004

	Years Ended December 31,		Inception through December 31,
	2004	2003	2004

Revenues	$ -	$ -	$ 9,687
Cost of revenues	-	7,135	58,741
Gross loss	-	(7,135)	(49,054)

Operating expenses:
General and administrative	2,195,411	27,140	3,534,548
Impairment	-	6,054	987,242
Depreciation	-	3,822	97,137
	2,195,411	37,016	4,618,927

Net loss	$ (2,195,411)	$ (44,151)	$ (4,667,981)

Net loss per share:
Basic and diluted	$ (0.94)	$ (0.04)

Weighted average shares outstanding:
Basic and diluted	2,338,681	1,077,351

See accompanying summary of accounting policies

and notes to financial statements.

URBANALIEN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' DEFICIT

Period from July 30, 2001 (Inception) through December 31, 2004

	Common Stock		Additional paid in capital	Deficit accumulated during the development stage	Subscription Receivable	Total
	Shares	Amount
Issuance of common stock:
To founders for assets	369,970	$ 370	$ 754,370	$ -	$ -	$754,740
To founders for services	163,265	163	332,898	-	-	333,061
For assets	44,997	45	91,748	-	-	91,793
For cash	250,000	250	473,750	-	(324,000)	150,000
For services	179,562	180	366,126	-	-	366,306
Net loss	-	-	-	(1,953,859)	-	(1,953,859)
Balance, December 31, 2001	1,007,794	1,008	2,018,892	(1,953,859)	(324,000)	(257,959)
Stock subscription collections	-	-	-	-	324,000	324,000
Issuance of common stock for services	64,706	64	10,936	-	-	11,000
Net loss	-	-	-	(474,560)	-	(474,560)
Balance, December 31, 2002	1,072,500	1,072	2,029,828	(2,428,419)	-	(397,519)
Issuance of common stock for debt and cash to related party	20,588	21	24,979	-	-	25,000
Net loss	-	-	-	(44,151)	-	(44,151)
Balance, December 31, 2003	1,093,088	1,093	2,054,807	(2,472,570)	-	(416,670)
Issuance of common stock for services	2,320,000	2,320	1,969,680	-	-	1,972,000
Return of common stock	(117,647)	(118)	118	-	-	-
Forgiveness of debt by related party	-	-	314,551	-	-	314,551
Net loss	-	-	-	(2,195,411)	-	(2,195,411)
Balance, December 31, 2004	3,295,441	$ 3,295	$ 4,339,156	$(4,667,981)	$ -	$(325,530)

See accompanying summary of accounting policies

and notes to financial statements.

URBANALIEN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Year Ended December 31, 2004 and 2002

and Period from July 30, 2001 (Inception) through December 31, 2004

	Year Ended December 31,		Inception Through December 31,
	2004	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (2,195,411)	$ (44,151)	$ (4,667,981)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	-	3,822	97,138
Stock issued for services	1,972,000	-	2,682,367
Impairment	-	6,054	987,242
Bad debt expense	-	-	8,897
Net change in:
Accounts receivable	-	-	(8,897)
Accounts payable	2,893	6,882	404,645
Accrued expenses	218,800	12,850	256,494
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,718)	(14,543)	(240,095)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	-	-	(237,847)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of stock for cash	-	5,000	479,000

NET INCREASE IN CASH	(1,718)	(9,543)	1,058
Cash, beg. of period	2,776	12,319	-
Cash, end of period	$ 1,058	$ 2,776	$ 1,058

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income tax paid	$ -	$ -	$ -

NON-CASH TRANSACTIONS:
Acquisition of assets for common stock	$ -	$ -	$ 846,533
Issuance of stock for debt	-	20,000	20,000
Forgiveness of debt by related party	314,551	-	314,551

See accompanying summary of accounting policies

and notes to financial statements.

URBANALIEN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business.  Urbanalien Corporation ("Urbanalien") was organized to provide high speed Internet access kiosks in movie theaters.  Urbanalien was incorporated in Nevada on July 30, 2001.  Urbanalien has devoted its activities to raising capital, developing products, establishing marketing alliances, establishing interactive kiosk terminals and developing markets.  Urbanalien has no current operations.

Reclassifications.  Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates.  In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses.  Actual results could differ from those estimates.

Long-Lived Assets.  Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is computed by applying the straight-line method over their estimated useful lives (three to five years).  Urbanalien performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Urbanalien incurred delays in the implementation of its business plan.  This caused Urbanalien to determine its long-lived assets were impaired and recorded impairment charges of $0, $6,054  and $987,242 for 2004, 2003 and the period from inception through 2004, respectively.

Revenue Recognition.  Urbanalien recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.  There were no revenues for 2004 or 2003.

Income Taxes.  Urbanalien accounts for income taxes under the asset and liability approach.  The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  Urbanalien records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Stock-Based Compensation.  Urbanalien accounts for stock-based compensation under the intrinsic value method. Under this method, Urbanalien recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant.  Urbanalien accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  There have been no stock options granted since inception.

Basic and diluted net loss per share.  The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the years ended December 31, 2004 and 2003, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recently issued accounting pronouncements.  In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" to revise SFAS No. 123.  SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  The impact of the adoption of this new accounting pronouncement would be similar to Urbanalien's calculation of the pro forma impact on net income of SFAS 123.

Urbanalien does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on Urbanalien's results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

Urbanalien is a development stage entity with limited operations.  For 2004 and 2003, Urbanalien incurred losses of $2,195,411 and $44,151 and at December 31, 2004 had a working capital deficit of $325,530 as of December 31, 2004.  These conditions raise substantial doubt as to Urbanalien's ability to continue as a going concern.  Management is trying to raise additional capital through sales of stock.  The financial statements do not include any adjustments that might be necessary if Urbanalien is unable to continue as a going concern.

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

In August 2001, Urbanalien entered into a one year agreement with an entity owned by an officer, who also devotes time to that entity, for the development of Urbanalien's website and technical assistance in maintaining the website.  The entity will provide technical assistance for the website through August 2002.  612,500 shares valued at $73,500 were issued during 2001 as compensation for these services.

In June 2004, three related parties released Urbanalien from all debts owed to them by Urbanalien.  The debt release totaled $314,551 and has been accounted for as a contribution to capital by the related parties.

At inception, Urbanalien paid a related entity owned by two officers and shareholders, who also devote time to that entity, $89,792 for kiosks.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consist primarily of a stock payable to four consultants.  Urbanalien is required to issue 3,595,000 shares of common stock valued at $143,800.  Also included in accrued expenses is $75,000 relating to a lawsuit settlement with a former officer.  See note 8 for details.

NOTE 5 - EQUITY

In July 2001, Urbanalien issued 369,970 shares of common stock to Urbanalien's founders in payment for kiosks valued at $310,384 and software valued at $444,356 or $754,740.  The assets were valued at the founders cost.  The founders cost was based on amounts paid to non-related third parties.

In July 2001, Urbanalien issued 163,265 shares of common stock to Urbanalien's founders for services valued at $333,061.

In July 2001, Urbanalien issued 44,997 shares of common stock for a kiosk valued at $91,793.

In July through December 2001, Urbanalien issued 250,000 shares of common stock for cash proceeds of $150,000 and a subscription receivable of $324,000, net of commission of $36,000.  The $324,000 was received by Urbanalien in January 2002.

In July 2001, Urbanalien issued 179,562 shares of Urbanalien's common stock for services valued at $366,306.

In December 2002, Urbanalien issued 64,706 shares of common stock for legal, financial and marketing services valued at $11,000.  58,823 of the shares were issued to the former chief executive officer of Urbanalien.

In October 2003 Urbanalien issued 20,588 shares of common stock for $5,000 cash and $20,000 of accrued expenses to a related party.

In June 2004, Urbanalien issued 2,320,000 shares of common stock to a Synchrocity Financial Limited ("SFL") for services valued at $1,972,000.  Also in June 2004, two related parties agreed to return 117,647 shares of common stock to Urbanalien in exchange for fixed assets with a carrying value of $0.

On October 20, 2004, Urbanalien effected a 1 for 17 reverse split.  All share and per share amounts have been restated to reflect this change as if the split occurred on the first day of the first period presented.

NOTE 6 - CHANGES IN CONTROL

On July 7, 2004, Urbanalien issued 2,320,000 shares of common stock to SFL for services valued at $1,972,000.  The 2,320,000 shares constituted approximately sixty-eight percent (68%) of the issued and outstanding shares of common stock of Urbanalien at the time of issuance.  Before this issuance, Anila Ladha was the controlling stockholder of Urbanalien.

On December 27, 2004, SFL sold their 2,320,000 shares of common stock of Urbanalien to Nevada Fund for Nevada Fund's assumption of Urbanalien's liabilities.

NOTE 7 - INCOME TAXES

Urbanalien uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

Internal Revenue Section 382 restricts the ability to use these carry-forwards whenever an ownership change as defined occurs.  Urbanalien incurred such an ownership change on June 7, 2004 and again on December 27, 2004.  See note 6 for details.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Urbanalien's principal office is in the office of Urbanalien's president pursuant to a verbal agreement on a rent-free month-to-month basis.

On June 23, 2004, a former employee, Steve Billinger, filed a lawsuit in the Superior Court of Justice in Ontario Canada against Urbanalien for $95,796.  This amount represents funds invested in Urbanalien by Mr. Billinger for which Mr. Billinger received shares of Urbanalien.

Mr. Billinger had an agreement with Touchpoint Technologies Inc. ("Touchpoint"), whereby Touchpoint agreed to refund his money if he was not satisfied with the investment. Mr. Billinger holds Urbanalien liable for the buyback option, even though Urbanalien has no involvement in the buy back.

Urbanalien has defended the action on the grounds that it was at no time a party to any verbal or written agreement with Billinger, therefore it is not a party to the action.

Urbanalien has accrued $75,000 as a potential liability relating to this lawsuit as of December 31, 2004.

NOTE 9 - SUBSEQUENT EVENTS

On April 13, 2005, John Vasilakos and Filmfly Interactive Ltd., filed a Federal Court action against Urbanalien. Urbanalien believes this action is without merit, and a Statement of Defense and Counterclaim was filed with the Court on May 5, 2005.  Urbanalien is currently awaiting a Defense to the Counterclaim.

PART  II  -  ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None--Not Applicable

PART II - ITEM 8A. CONTROLS AND PROCEDURES

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

PART III

PART III - ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)  OF  THE EXCHANGE ACT

The names, ages and positions of the Company's directors and executive officers are as follows:

Name	Age	Position
Peter Verbeek	50	Acting CEC and CFO, Director

Mr. Verbeek joined us in 2004.  Called to the bar - Law Society of Upper Canada (in Ontario) 1984.  He has been a sole practitioner since 1987.  He is a Director of Star Navigation Systems Group Ltd., trading on TSX, since 2001.

Legal Proceedings

No   officer,  director,  or  persons  nominated  for   such positions,  promoter  or  significant  employee   has   been involved in legal proceedings that would be material  to  an evaluation of our management.

Section  16(a) of the Securities Exchange Act  of  1934,  as amended, requires our directors and executive officers, and persons  who beneficially own more than 10% of a  registered class   of  our  equity  securities,  to  file  reports   of beneficial ownership and changes in beneficial ownership  of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership   of  Securities)  and  5  (Annual  Statement of Beneficial  Ownership of Securities).  Directors,  executive officers  and  beneficial owners of more  than  10%  of our Common  Stock are required by SEC regulations to furnish  us with  copies  of  all Section 16(a) forms  that  they file. Except as otherwise set forth herein, based solely on review of  the  copies  of such forms furnished to us,  or written representations  that no reports were required,  we  believe that  for the fiscal year ended December 31, 2004 no beneficial owners  complied  with  Section  16(a)  filing  requirements applicable  to  them.

PART III - ITEM 10.  EXECUTIVE COMPENSATION

No other executive officers received any compensation during our last fiscal year.

Employment Contracts or Arrangements

We do not have employment agreements.  We have no agreements to pay any of our officers any compensation and none of our officers has been paid any compensation in 2004.

Board Compensation

Members of our board of directors do not receive cash compensation for their  services  as directors,  although some directors are  reimbursed for  reasonable  expenses incurred in attending board  or committee meetings.

PART III - ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

The following tables set forth the ownership,  as  of  the date   of this  registration statement, of our common  stock by each  person known  by  us to be the beneficial owner of more  than 5% of  our outstanding  common stock, our directors,  and  our executive officers  and directors  as a  group.  To the best of our knowledge, the persons  named have  sole  voting and  investment  power  with  respect  to such shares, except as otherwise noted.  There are  not  any pending or anticipated arrangements that may cause a  change in control of our company.  The business address of the shareholders except as listed below is:  5770 El Camino Road, Las Vegas, Nevada 89118.

Name	Number of Shares	Percentage

Peter Verbeek	50,441	1.5%

Stephen Brock (1)	2,336,128	70.79%

All directors and named executive officers as a group (1 person)	50,441	1.5%

(1)    Owned as follows:  15,540 - Brock individually; GoPublicToday.com - 353, Brock principal; Nevada Fund - 2,320,235, Brock principal.

This  table  is  based  upon information derived  from   our stock  records. Unless otherwise indicated in the  footnotes to  this  table  and  subject  to  community  property  laws where    applicable,   it  believes   that   each   of   the shareholders  named  in this  table  has  sole   or   shared voting  and  investment power with respect  to   the  shares indicated as beneficially owned. Applicable percentages  are based   upon   3,295,441 shares of common stock outstanding as  of December 31, 2004.

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

In August 2001, Urbanalien entered into a one year agreement with an entity owned by an officer, who also devotes time to that entity, for the development of Urbanalien's website and technical assistance in maintaining the website.  The entity will provide technical assistance for the website through August 2002.  612,500 shares valued at $73,500 were issued during 2001 as compensation for these services.

In June 2004, three related parties released Urbanalien from all debts owed to them by Urbanalien.  The debt release totaled $314,551 and has been accounted for as a contribution to capital by the related parties.

At inception, Urbanalien paid a related entity owned by two officers and shareholders, who also devote time to that entity, $89,792 for kiosks.

In June 2004, Urbanalien issued 2,320,000 shares of common stock to a Synchrocity Financial Limited ("SFL") for services valued at $1,972,000.  Also in June 2004, two related parties agreed to return 117,647 shares of common stock to Urbanalien in exchange for fixed assets with a carrying value of $0.

PART III - ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

List of documents filed as part of this Report:

None

(b)

Exhibits:

The following exhibits listed are filed as part of this Report:

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and

Chief Financial Officer, Peter Verbeek

32.1 Section 1350 Certification, Peter Verbeek

PART III - ITEM 14.  FEES FOR ACCOUNTING SERVICES

The  Corporation was charged by Malone & Bailey,  PLLC  fees for  auditing services of $3,940 and $6,865 for the 2004 and 2003 audits, respectively.  There were no non-audit fees.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, and tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

In  accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by  the undersigned, thereunto duly authorized.

UrbanAlien Corporation

(Registrant)

Signature	Title	Date

/s/ Peter Verbeek	Chief Executive Officer Chief Accounting Officer and Chief Financial Officer	May 18, 2005
Peter Verbeek

In  accordance with the Exchange Act, this report  has  been signed below  by  the following persons on  behalf  of   the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Verbeek	Acting Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer	May 18, 2005
Peter Verbeek

/s/ Peter Verbeek	Director	May 18, 2005
Peter Verbeek