Form 10QSB
period 2005-03-31
URBANALIEN CORP
filed 2005-06-06
CIK 1172813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

[   ]

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number 000-49816

UBANALIEN CORPORATION (Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	88-0503197 (IRS Employer Identification No.)

5770 El Camino Road, Las Vegas, Nevada 89118 (Address of Principal Executive Offices)

(702) 222-9076 (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

As of May 15, 2005, there were outstanding 3,295,441 shares of the registrant's common stock, $.001 par value per share.

Transitional Small Business Disclosure Format:  Yes [   ]  No [X]

PART I

FINANCIAL INFORMATION

Item1.  Financial Statements.

URBANALIEN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

March 31, 2005

(unaudited)

ASSETS

Current assets
Cash	$ 990

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 70,094
Accrued expenses	256,494
Total current liabilities	326,588

Commitments and contingencies	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 5,000,000 authorized, none issued and authorized	-
Common stock, $.001 par value, 50,000,000 shares authorized, 3,295,441 shares issued and outstanding	3,295
Additional paid in capital	4,339,156
Deficit accumulated during the development stage	(4,668,049)
Total Stockholders' Deficit	(325,598)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 990

URBANALIEN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

3 Months Ended March 31, 2005 and 2004 and

Period from July 30, 2001 (Inception) through March 31, 2005

(unaudited)

	Three Months Ended March 31,		Inception through March 31,
	2005	2004	2005

Revenues	$ -	$ -	$ 9,687
Cost of revenues	-	-	58,741
Gross loss	-	-	(49,054)

Operating expenses:
General and administrative	68	422	3,534,616
Impairment	-	-	987,242
Depreciation	-	-	97,137
	68	422	4,618,995

Net loss	$ (68)	$ (422)	$ (4,668,049)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	3,295,441	18,582,500

URBANALIEN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2005 and 2004 and

Period from July 30, 2001 (Inception) through March 31, 2005

(unaudited)

	Three Months Ended March 31,		Inception Through March 31,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (68)	$ (422)	$ (4,668,049)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	-	-	97,137
Stock issued for services	-	-	2,682,367
Impairment	-	-	987,242
Bad debt expense	-	-	8,897
Net change in:
Accounts receivable	-	-	(8,897)
Accounts payable	-	(980)	404,646
Accrued expenses	-	-	256,494
CASH FLOWS USED IN OPERATING ACTIVITIES	(68)	(1,402)	(240,163)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	-	-	(237,847)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of stock for cash	-	-	479,000

NET CHANGE IN CASH	(68)	(1,402)	990
Cash, beginning of period	1,058	2,776	-
Cash, end of period	$ 990	$ 1,374	$ 990

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income tax paid	$ -	$ -	$ -

NON-CASH TRANSACTIONS:
Acquisition of assets for common stock	$ -	$ -	$ 846,533
Issuance of stock for debt	-	-	20,000
Forgiveness of debt by related party	-	-	314,551

URBANALIEN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Urbanalien Corporation ("Urbanalien") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Urbanalien's latest annual report filed with the SEC on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2004, as reported in the 10KSB, have been omitted.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

This Quarterly Report on Form 10-QSB includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as, "may", "believe", "expect", "intend", "anticipate", "estimate" or  "continue" or the negative thereof or other variations thereon or comparable terminology.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors with respect to any such forward-looking statements include, but are not limited to, being a development stage entity having a limited history of operations, availability of suitable merger or acquisition candidates, availability of additional capital, the volatility of the over-the-counter bulletin board market and changes in the state and federal regulation of securities, as well as the availability of necessary personnel and general economic conditions within the United States.  The following discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein and in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2004.

PLAN OF OPERATION

We are a development stage entity.  Our present operations consist of maintaining compliance with reporting requirements while we seek a merger with a privately owned corporation.  We believe that our public company status will make us attractive to certain acquisition candidates seeking a vehicle to become a publicly traded company but we have not developed any acquisition discipline or criteria to evaluate acquisition opportunities.  As of the date of this report, we have no binding agreement, commitment or understanding with any candidate.  We are dependent upon our parent corporation, Nevada Fund and its affiliates, to provide funds for our continued operation.  In the event that our parent and its affiliates cease to provide funds for our continued operations we will seek funds from other sources, including the issuance of shares of our common stock. However, it is unlikely that funding from any other source would be available and, in such event, we would undertake to wind up and liquidate.

 We incurred losses of $68  for the three months ended March 31, 2005 relating to general and administrative costs we incurred.  At March 31, 2005 we  had a working capital deficit of $325,598.  These conditions raise substantial doubt as to our ability to continue as a going concern.

Item 3.  Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  As of the end of the period covered by this report, our Chief Executive Officer, who is also our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report and we made no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

 On April 13, 2005, John Vasilakos and FilmFly Interactive Ltd. filed an action in the Federal Court of Canada seeking recovery of damages in excess of $50,000 relating to unjust enrichment and alleged infringement of certain intellectual property rights.  We intend to vigorously defend this matter.  We are not presently able to determine the probability of an adverse outcome or the range of any potential liabilities.

ITEM 6.  EXHIBITS.

Exhibit	Description

2.1	Stock Purchase Agreement dated December 27, 2004 between SFL, NF and the Company (incorporated herein by reference as contained in Form 8-K filed on January 10, 2005).

3.1	Articles of Incorporation of the Company (incorporated herein by reference as contained in Form 10-SB12G, filed on May 13, 2002).

3.2	Bylaws of the Company (incorporated herein by reference as contained in Form 10-SB12G, filed on May 13, 2002).

31.1*	Certification required by Rule 13a-14(a) by the Chief Executive Officer.

31.2*	Certification required by Rule 13a-14(a) by the Chief Financial Officer.

31.3*	Certification required by Rule 13a-14(b).

*  Filed herewith

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 URBANALIEN CORPORATION

(Registrant)

Date:   June 3, 2005

By:              /s/ Peter Verbeek

                         (Signature)

Name: Peter Verbeek

Title:   President and Chief Executive Officer

          Principal Executive Officer

          Principal Financial Officer

          Principal Accounting Officer