Form 10QSB
period 2005-06-30
URBANALIEN CORP
filed 2005-09-16
CIK 1172813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:  Yes [ X ]  No [   ]

As of June 30, 2005, there were outstanding 3,295,441 shares of the registrant's common stock, $.001 par value per share.

Transitional Small Business Disclosure Format:  Yes [   ]  No [X]

PART I

FINANCIAL INFORMATION

Item1.  Financial Statements.

URBANALIEN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

June 30, 2005

(unaudited)

ASSETS

Current assets
Cash	$ 922

TOTAL ASSETS	$ 922

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 70,094
Accrued expenses	256,494

TOTAL LIABILITIES	326,588
-

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 5,000,000 authorized, none issued and authorized	-
Common stock, $.001 par value, 50,000,000 shares authorized, 3,295,441 shares issued and outstanding	3,295
Additional paid in capital	4,346,161
Deficit accumulated during the development stage	(4,668,049)
Total Stockholders' Deficit	(325,666)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 922

URBANALIEN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2005 and 2004 and

Period from July 30, 2001 (Inception) through June 30, 2005

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Inception through June 30,
	2005	2004	2005	2004	2005

Revenues	$ -	$ -	$ -	$ -	$ 9,687
Cost of revenues	-	-	-	-	58,741
Gross loss	-	-	-	-	(49,054)

Operating expenses:
General and administrative	7,073	-	7,141	422	3,541,689
Impairment	-	-	-	-	987,242
Depreciation	-	-	-	-	97,137

Total operating expenses	7,073	-	7,141	422	4,626,068

Net loss	$ (7,073)	$ -	$ (7,141)	$ (422)	$ (4,675,122)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	3,295,441	1,093,088	3,295,441	1,093,088

URBANALIEN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2005 and 2004 and

Period from July 30, 2001 (Inception) through June 30, 2005

(unaudited)

			Inception Through June 30,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (7,141)	$ (422)	$ (4,675,122)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	-	-	97,137
Stock issued for services	-	-	2,682,367
Impairment	-	-	987,242
Bad debt expense	-	-	8,897
Net change in:
Accounts receivable	-	-	(8,897)
Accounts payable	-	(2,439)	90,094
Accrued expenses	-	-	256,494
CASH FLOWS USED IN OPERATING ACTIVITIES	(7,141)	(3,989)	(247,236)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	-	-	(237,847)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution to capital	7,005	-	7,005
Issuance of stock for cash	-	-	479,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	7,005	-	486,005

EFFECT OF CURRENCY EXCHANGE RATE	-	2,391	-

NET INCREASE (DECREASE) IN CASH	(136)	(1,598)	922
Cash, beginning of period	1,058	2,776	-
Cash, end of period	$ 922	$ 1,178	$ 922

SUPPLEMENTAL CASH FLOW INFORMATION:

SUPPLEMENTAL CASH FLOW INFORMATION: NON-CASH TRANSACTIONS:
Acquisition of assets for common stock	$ -	$ -	$ 846,533
Issuance of stock for debt	-	-	30,000

URBANALIEN CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Urbanalien Corporation ("Urbanalien") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Urbanalien's latest annual report filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2004, as reported in the 10-KSB, have been omitted.

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

PLAN OF OPERATION

We are a development stage entity.  Our present operations consist of maintaining compliance with reporting requirements while we seek a merger with a privately owned corporation.  We believe that our public company status will make us attractive to certain acquisition candidates seeking a vehicle to become a publicly traded company but we have not developed any acquisition discipline or criteria to evaluate acquisition opportunities.  As of the date of this report, we have no binding agreement, commitment or understanding with any candidate.  We are dependent upon our parent corporation, Nevada Fund, and its affiliates to provide funds for our continued operation.  In the event that our parent and its affiliates cease to provide funds for our continued operations we will seek funds from other sources, including the issuance of shares of our common stock.  However, it is unlikely that funding from any other source would be available and, in such event, we would undertake to wind up and liquidate.

We incurred losses of $7,141 for the six months ended June 30, 2005 relating to general and administrative costs we incurred.  At June 30, 2005 we had a working capital deficit of $325,666.  These conditions raise substantial doubt as to our ability to continue as a going concern.

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

 Urbanalien  remains involved is a lawsuit with one of its former employees, Steven Billinger who commenced an action in the Superior Court of Justice in Ontario on June 23, 2004, as contained in Urbanalien's latest annual report filed with the SEC on Form 10-KSB.  Nothing has happened since the defense was filed.

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

URBANALIEN CORPORATION (Registrant)
Date: September 9, 2005	By: /s/ Peter Verbeek (Signature) Name: Peter Verbeek Title: President and Chief Executive Officer Principal Executive Officer Principal Financial Officer Principal Accounting Officer